Form 10-Q
period 2015-09-30
Amplify Snack Brands, INC
filed 2015-11-16
CIK 1640313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 001-37530

Amplify Snack Brands, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1254894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 West 5th Street, Suite 1350
Austin, Texas 78701
(Address of principal executive offices)
512.600.9893
(Registrant’s Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of November 13, 2015, there were 75,000,000 shares of the registrant’s common stock outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

		Page No.
	PART I - Financial Information
Item 1.	Condensed Consolidated Financial Statements of Amplify Snack Brands, Inc. and Subsidiaries (unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	1
	Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015, Successor period July 17, 2014 to September 30, 2014 and Predecessor period July 1, 2014 to July 16, 2014 (unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015, Successor period July 17, 2014 to September 30, 2014 and Predecessor period January 1, 2014 to July 16, 2014 (unaudited)	2
	Condensed Consolidated Statements of Members'/Shareholders' Equity (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015, Successor period July 17, 2014 to September 30, 2014 and Predecessor period January 1, 2014 to July 16, 2014 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements of Amplify Snack Brands, Inc. and Subsidiaries (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	44
Item 4.	Controls and Procedures	45

	PART II - Other Information
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Default Upon Senior Securities	69
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	69
	Signatures

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	Successor
	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$6,900	$5,615
Accounts receivable, net of allowances of $2,021 and $2,961, respectively	11,863	10,066
Inventories	5,832	6,330
Net deferred tax assets-current portion	2,197	2,196
Other current assets	2,750	551
Total current assets	29,542	24,758
Property and equipment, net	2,030	746
Other assets:
Goodwill	47,421	45,694
Intangible assets	270,532	263,386
Net deferred tax assets-long term	—	930
Other assets	3,100	3,377
Total assets	$352,625	$338,891
Liabilities and shareholders' equity
Current Liabilities:
Accounts payable	$7,360	$6,443
Accrued liabilities	5,213	4,344
Senior term loan-current portion	10,250	10,000
Founder contingent consideration-current portion	17,164	593
Tax receivable obligation-current portion	6,613	—
Other current liabilities	217	—
Total current liabilities	46,817	21,380
Long-term liabilities:
Senior term loan	189,625	190,000
Revolving credit facility	1,500	—
Notes payable, net	3,741	—
Founder contingent consideration	3,576	6,343
Net deferred tax liabilities-long term	6,097	—
Tax receivable obligation	89,477	—
Other liabilities	1,451	—
Total long-term liabilities	295,467	196,343
Commitment and contingencies (note 11)
Shareholders' Equity:
Common stock, $0.0001 par value, 375,000,000 and 75,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively, and 75,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	8	8
Additional paid in capital	121	116,423
Common stock held in treasury, at par, 5,743,190 and 7,411,263 shares at September 30, 2015 and December 31, 2014, respectively	(1)	(1)
Retained earnings	10,213	4,738
Total shareholders' equity	10,341	121,168
Total liabilities and shareholders' equity	$352,625	$338,891
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands, except shares/units outstanding and per share/unit information)

	Successor		Predecessor
	Three Months Ended September 30, 2015	July 17, 2014 to September 30, 2014	July 1, 2014 to July 16, 2014
Net Sales	$45,914	$30,957	$7,185
Cost of goods sold	20,260	14,255	2,719
Gross profit	25,654	16,702	4,466
Sales & marketing expenses	5,146	3,261	1,065
General & administrative expenses	16,068	5,493	126
Sponsor acquisition-related expenses	—	2,215	1,288
Total operating expenses	21,214	10,969	2,479
Operating income	4,440	5,733	1,987
Interest expense	3,311	1,853	—
Income before income taxes	1,129	3,880	1,987
Income tax expense	4,118	1,754	—
Net (loss) income	(2,989)	2,126	1,987
Other comprehensive income, net of income taxes	—	—	—
Net comprehensive (loss) income	$(2,989)	$2,126	$1,987

Basic (loss) earnings per share/unit	$(0.04)	$0.03	$4,967.50
Diluted (loss) earnings per share/unit	$(0.04)	$0.03	$4,967.50

Basic and diluted weighted average shares/units outstanding	68,710,803	67,588,737	400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (continued)
(unaudited, in thousands, except shares/units outstanding and per share/unit information)

	Successor		Predecessor
	Nine Months Ended September 30, 2015	July 17, 2014 to September 30, 2014	January 1, 2014 to July 16, 2014
Net Sales	$137,543	$30,957	$68,353
Cost of goods sold	60,787	14,255	29,429
Gross profit	76,756	16,702	38,924
Sales & marketing expenses	13,780	3,261	5,661
General & administrative expenses	37,085	5,493	1,394
Sponsor acquisition-related expenses	—	2,215	1,288
Total operating expenses	50,865	10,969	8,343
Operating income	25,891	5,733	30,581
Interest expense	9,324	1,853	—
Income before income taxes	16,567	3,880	30,581
Income tax expense	11,092	1,754	—
Net income	5,475	2,126	30,581
Other comprehensive income, net of income taxes	—	—	—
Net comprehensive income	$5,475	$2,126	$30,581

Basic (loss) earnings per share/unit	$0.08	$0.03	$76,452.74
Diluted (loss) earnings per share/unit	$0.07	$0.03	$76,452.74

Basic weighted average shares/units outstanding	68,253,104	67,588,737	400
Diluted weighted average shares/units outstanding	74,994,089	67,588,737	400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Members'/Shareholders' Equity
(unaudited, in thousands, except for unit and share data)

	Units		Additional Paid in Capital	Retained Earnings	Total
	Units	Amount
Predecessor
BALANCE—December 31, 2013	400	$—	$—	$7,067	$7,067
Net income	—	—	—	30,581	30,581
Distributions paid	—	—	—	(28,533)	(28,533)
BALANCE—July 16, 2014	400	$—	$—	$9,115	$9,115

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total
	Shares	Amount		Shares	Amount
Successor
BALANCE—July 17, 2014	—	$—	$—	—	$—	$—	$—
Net income	—	—	—	—	—	2,126	2,126
Net initial capital contributions	75,000,000	8	175,942	—	—	—	175,950
Effect of recapitalization on shares outstanding	—	—	1	7,411,263	(1)	—	—
BALANCE—September 30, 2014	75,000,000	$8	$175,943	7,411,263	$(1)	$2,126	$178,076

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total
	Shares	Amount		Shares	Amount
Successor
BALANCE—December 31, 2014	75,000,000	$8	$116,423	7,411,263	$(1)	$4,738	$121,168
Net income	—	—	—	—	—	5,475	5,475
Capital distributions	—	—	(22,285)	—	—	—	(22,285)
Issuance of tax receivable agreement	—	—	(96,090)	—	—	—	(96,090)
Vesting of restricted stock awards	—	—	—	(1,668,073)	—	—	—
Equity-based incentive compensation	—	—	2,073	—	—	—	2,073
BALANCE—September 30, 2015	75,000,000	$8	$121	5,743,190	$(1)	$10,213	$10,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2015	July 17, 2014 to September 30, 2014	January 1, 2014 to July 16, 2014
Operating activities:
Net income	$5,475	$2,126	$30,581
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	206	49	78
Amortization of intangible assets	3,165	862	—
Amortization of deferred financing costs and debt discount	627	127	—
Deferred income taxes	7,026	(1,404)	—
Equity-based compensation expense	2,435	—	—
Founder contingent compensation	13,805	3,835	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,663)	532	(4,600)
Inventories	536	(1,017)	(956)
Other assets	(2,239)	(522)	353
Deferred rent and lease incentive liability	78	—	—
Accounts payable	738	2,365	952
Accrued and other liabilities	746	5,561	(69)
Net cash provided by operating activities	30,935	12,514	26,339
Investing activities:
Purchase of Predecessor, net of cash acquired	—	(294,452)	—
Purchase of Paqui, LLC, net of cash acquired	(7,830)	—	—
Acquisition of property and equipment	(626)	(107)	(278)
Net cash used in investing activities	(8,456)	(294,559)	(278)
Financing activities:
Proceeds from issuance of common stock	—	150,950	—
Capital distributions	(22,285)	—	(28,533)
Term loan borrowing	7,500	150,000	—
Payments on term loan	(7,625)	—	—
Draws from revolving credit facility	15,000	—	—
Pay downs on revolving credit facility	(13,500)	—	—
Deferred financing costs	(284)	(3,100)	—
Net cash (used in) provided by financing activities	(21,194)	297,850	(28,533)
Increase (decrease) in cash and cash equivalents	1,285	15,805	(2,472)
Cash and cash equivalents—Beginning of period	5,615	—	3,519
Cash and cash equivalents—End of period	$6,900	$15,805	$1,047
Supplemental disclosure of cash flow information:
Income taxes paid	$6,887	$—	$—
Interest paid	$8,633	$—	$—
Non-cash activities during the period:
Issuance of tax receivable agreement	$96,090	$—	$—
Purchase of Predecessor, non-cash consideration	$—	$25,000	$—
Issuance of notes payable as consideration	$3,715	$—	$—
Contingent consideration	$390	$—	$—
Acquisition of property and equipment via financing	$833	$—	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. BUSINESS OVERVIEW
Amplify Snack Brands, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company," and herein referred to as "we", "us", and "our") is a high growth, snack food company focused on developing and marketing products that appeal to consumers’ growing preference for better-for-you ("BFY") snacks. We contract with third-party firms to manufacture our products and we operate in multiple channels of trade to distribute our products to consumers.
Corporate Reorganization and Initial Public Offering
Prior to the consummation of our initial public offering ("IPO") on August 4, 2015, a series of related reorganization transactions (hereinafter referred to as the "Corporate Reorganization") occurred in the following sequence:

•
TA Topco 1, LLC ("Topco"), the former parent entity of the Company, liquidated in accordance with the terms and conditions of Topco's existing limited liability company agreement ("Topco Liquidation"). The holders of existing units in Topco received 100% of the capital stock of the Company, which was allocated to such unit holders pursuant to the distribution provisions of the existing limited liability company agreement of Topco based upon the liquidation value of Topco. Since Topco was liquidated at the time of our IPO, the implied liquidation value of Topco was based on the IPO price of $18.00 per share. Topco ceased to exist following the Topco Liquidation.

•
The Company entered into a tax receivable agreement ("TRA") with the former holders of units in Topco pursuant to which such holders received the right to future payments from the Company. Refer to Note 10 for more details regarding the TRA.

Immediately following the Corporate Reorganization, 15,000,000 common shares of the Company were sold by selling stockholders to the public at a price of $18.00 per share. The selling stockholders (formerly holders of units in Topco), which includes certain of our directors and officers, received all the proceeds from the sale of shares in this offering. The Company did not receive any proceeds from the sale of shares in this offering. Immediately following the IPO, former holders of units in Topco collectively owned 53,656,964 common shares of the Company and 6,343,036 shares of the Company's restricted stock, which is subject to vesting conditions. Refer to Note 13 for more details on the Company's restricted stock.
As of September 30, 2015, investment funds affiliated with TA Associates beneficially owned 58.0% of our outstanding common shares and is able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
Sponsor Acquisition
On July 17, 2014, SkinnyPop Popcorn LLC (“Predecessor”) was acquired (the “Sponsor Acquisition”) by investment funds and entities associated with TA Associates, L.P., a private equity entity (“TA Associates”). To affect the Sponsor Acquisition, the Predecessor’s members entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Amplify Snack Brands, Inc. and TA Midco 1, LLC (“Midco”), whereby the members contributed all units of the Predecessor to Midco in exchange for cash and rollover stock. The Predecessor then merged with and into Midco, with Midco as the surviving entity. Midco subsequently changed its name to SkinnyPop Popcorn LLC, a subsidiary of Amplify Snack Brands, Inc.
The parties agreed to consummate the Sponsor Acquisition, subject to the terms and conditions set forth in the Unit Purchase Agreement, for an aggregate purchase consideration of $320 million, which included rollover stock from the Predecessor’s members representing approximately 14% of the Company. A portion of the purchase consideration is being held in escrow to secure post-closing purchase price adjustments and indemnity claims. The aggregate purchase consideration, plus related fees and expenses, was funded by the equity investment in Topco by affiliates of TA Associates as well as from certain members of management, and the net proceeds from the borrowing of a $150 million Term Loan due 2019 that bears initial interest at LIBOR (with a 1.00% LIBOR floor) plus 4.5% per annum. The Sponsor Acquisition and the financing transaction described above are collectively referred to herein as the “Transactions”. See Note 9 for a summary of the terms of the Term Loan.
The Transactions were consummated on July 17, 2014. The accompanying interim condensed consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding and

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

succeeding the Sponsor Acquisition, respectively. The Sponsor Acquisition results in a new basis of accounting beginning on July 17, 2014 and the financial reporting periods are presented as follows:

•	The three and nine months ended September 30, 2015 is the successor period, reflecting the Sponsor Acquisition.

•
The three months ended September 30, 2014 includes the predecessor period of the Company from July 1, 2014 to July 16, 2014 and the successor period, reflecting the Sponsor Acquisition from July 17, 2014 to September 30, 2014. The nine months ended September 30, 2014 includes the predecessor period of the Company from January 1, 2014 to July 16, 2014 and the successor period, reflecting the Sponsor Acquisition from July 17, 2014 to September 30, 2014. The interim condensed consolidated financial statements for this predecessor period have been prepared using the historical basis of accounting for the Company. As a result of the Sponsor Acquisition and the associated acquisition accounting, the interim condensed consolidated financial statements of the successor are not comparable to periods preceding the Sponsor Acquisition. Total fees and expenses related to the Transactions aggregated to approximately $6.6 million consisting of $1.3 million of Sponsor Acquisition-related costs recognized in the predecessor period July 1, 2014 to July 16, 2014, $2.2 million of Sponsor Acquisition-related costs recognized in the successor period July 17, 2014 to September 30, 2014 and $3.1 million of deferred financing costs, also recognized in the successor period.

The Sponsor Acquisition has been accounted for under the acquisition method of accounting, whereby the purchase consideration was allocated to the tangible and intangible net assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents a value attributable to brand recognition associated with the Company’s products and position in the BFY snack category. The fair value measurements for intangible assets were calculated using a discounted cash flow approach, which includes unobservable inputs classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows were based on the Company’s most recent operational forecasts. In preparing the purchase price allocations, the Company considered a report of a third party valuation expert. The Company has completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition.
The following table summarizes the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase consideration:
Cash paid as purchase consideration	$280,750
Cash paid into escrow	14,250
Value of equity issued	25,000
Total purchase consideration	$320,000
Less: Cash and cash equivalents acquired	(548)
Total purchase price—net of cash and cash equivalents acquired	$319,452
Fair value of net assets acquired and liabilities assumed:
Current assets	$12,671
Property and equipment	667
Indefinite-lived identifiable intangible asset—trade name	202,900
Definite-lived identifiable intangible assets—customer relationships (15-year useful life)	62,300
Definite-lived identifiable intangible assets—non-competition agreements (7-year useful life)	90
Current liabilities	(4,870)
Total fair value of net assets acquired and liabilities assumed	$273,758
Excess purchase consideration over fair value of net assets acquired (goodwill)	$45,694
In connection with the Sponsor Acquisition, the Company’s founders entered into employment agreements with the Company through December 31, 2015. Under the terms of these agreements, and subject to continuing employment, the founders are each eligible to receive up to $10 million upon the Company’s achievement of certain contribution

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

margin benchmarks during the period commencing on January 1, 2015 and ending on December 31, 2015. The founders are also eligible to receive further payment contingent on the potential future tax savings associated with the deductibility of the payments under these agreements. At September 30, 2015, total payments under these agreements were expected to amount to $26.8 million (the “Founder Contingent Compensation”), including the expected benefit associated with the tax savings. On December 23, 2014, the Company entered into a Prepayment Agreement with the founders to reflect a $750,000 bonus payment to each founder and a reduction of the Company’s future Founder Contingent Compensation obligations. The Company is recognizing the fair value of the associated obligation ratably over the contractual service period. Total expense recognized for the three and nine months ended September 30, 2015 was $4.6 million and $13.8 million, respectively. Expense recognized in the successor period July 17, 2014 to September 30, 2014 was $3.8 million.
Pro Forma Combined Financial Information (Unaudited)
The following unaudited pro forma combined financial information reflects the consolidated statements of comprehensive income giving pro forma effect to the Sponsor Acquisition, the incurrence of $50.0 million of borrowings under the Company's term loan under its credit agreement and the subsequent distribution of $59.8 million paid to its stockholders in December 2014 (the “December 2014 Special Dividend”) and the incurrence of $22.5 million of borrowings under the Company's term loan and revolving credit loan under its credit agreement and the subsequent distribution of $22.3 million paid to its stockholders in May 2015 (the “May 2015 Special Dividend”), as if such transactions had occurred on January 1, 2014. The pro forma information includes adjustments primarily related to the amortization of intangible assets acquired, exclusion of non-recurring Sponsor Acquisition-related expenses and interest expense associated with aggregate term loan and revolving facility borrowings totaling $207.5 million and $15.0 million, respectively, in connection with the Sponsor Acquisition and December 2014 and May 2015 Special Dividends. The pro forma combined financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands, except per share data):

(Unaudited)	Pro Forma Three Months Ended September 30, 2014	Pro Forma Nine Months Ended September 30, 2014
Net sales	$38,142	$99,310
Net income	4,259	11,267
Basic and diluted net income per share	$0.06	$0.17
The previous information reflects the estimated compensation expense associated with the Founder Contingent Compensation (as defined above) in connection with the Sponsor Acquisition, based on our achievement of certain contribution margin benchmarks during the fiscal year 2015, and the tax benefit, to the extent realized by us, associated with the arrangement, that would have been recognized if the employment agreements had been in effect from January 1, 2014. The total estimated obligation of $26.8 million is being recognized ratably over the approximately 18-month contractual service period.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, the interim condensed consolidated statement of shareholders'/members' equity for the successor nine months ended September 30, 2015, successor period July 17, 2014 to September 30, 2014 and the predecessor period January 1, 2014 to July 16, 2014, the interim condensed consolidated statements of comprehensive income for the successor three and nine months ended September 30, 2015, the successor period July 17, 2014 to September 30, 2014 and predecessor period July 1, 2014 to July 16, 2014 and January 1, 2014 to July 16, 2014, and the interim condensed consolidated statements of cash flows for the successor nine months ended September 30, 2015 and successor period July 17, 2014 to September 30, 2014, and predecessor period January 1, 2014 to July 16, 2014, are unaudited.
Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements of Amplify Snack Brands, Inc. (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended December 31, 2014, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position as of September 30, 2015 and results of our operations for the successor nine months ended September 30, 2015 and July 17, 2014 to September 30, 2014, and predecessor periods July 1, 2014 to July 16, 2014 and January 1, 2014 to July 16, 2014, and cash flows for the successor nine months ended September 30, 2015 and July 17, 2014 to September 30, 2014, and predecessor period from January 1, 2014 to July 16, 2014. The interim results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form S-1, filed with the Securities and Exchange Commission on July 30, 2015. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future periods.

Use of Estimates

The unaudited interim condensed consolidated financial statements are prepared in conformity with GAAP. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The Company routinely evaluates its estimates, including those related to accruals and allowances for customer programs and incentives, bad debts, income taxes, long-lived assets, inventories, equity-based compensation, accrued broker commissions and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Segment Reporting
The Company operates as one reportable segment: the marketing and distribution of BFY, ready-to-eat ("RTE") snacking products. Management made this determination based on the similar quantitative and qualitative characteristics of our products. Our chief executive officer is considered to be our chief operating decision maker. He reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Our term loan and revolving facility

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amount approximates fair value.
The following table presents liabilities measured at fair value on a recurring basis:

	Successor
	September 30, 2015	December 31, 2014
Liabilities:
Founder contingent compensation-current portion	$17,164	$593
Founder contingent compensation-long term portion	3,576	6,343
Contingent consideration (1)	390	—
Notes payable, net	3,741	—
Total liabilities	$24,871	$6,936

(1)	Contingent consideration is reported in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.
Founder Contingent Compensation
Considerable judgment is required in developing the estimate of fair value of Founder Contingent Compensation. The use of different assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The fair value measurement of the Founder Contingent Compensation obligation relates to the employment agreements entered into in connection with the Sponsor Acquisition. The fair value measurement is based upon significant inputs not observable in the market (Level 3). For the nine months ended September 30, 2015, we accrued $13.8 million as expense in our condensed consolidated statements of comprehensive income. To determine the fair value, we valued the total contingent compensation liability based on the expected probability weighted compensation payments corresponding to the performance thresholds agreed to under the applicable employment agreements, as well as the associated income tax benefit using the estimated tax rates that will be in effect. The current estimate represents the recognizable portion based on the maximum potential obligation allowable under the employment agreements. As discussed in Note 1, the Company is recognizing the fair value of the associated obligation ratably over the contractual service period.
Contingent Consideration
In April 2015, the Company acquired Paqui, LLC (“Paqui”) for total consideration of approximately $11.9 million, of which, approximately $0.4 million is contingent upon the achievement of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of Paqui. We utilized the Black-Scholes option pricing model to estimate the original fair value of the contingent consideration. The fair value measurement is based upon significant inputs not observable in the market (Level 3). The contingent consideration is included in other liabilities in the accompanying condensed consolidated balance sheets. The Company will satisfy this obligation with a cash payment to the sellers of Paqui upon the achievement of the milestone discussed above.
Notes Payable
As discussed in more detail in Note 3, in April 2015, the Company issued $3.9 million in unsecured notes to the sellers of Paqui in connection with its acquisition. The notes bear interest at a rate per annum of 1.5% with principal and interest due at maturity on March 31, 2018. We recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms (Level 3), which is amortized to interest expense over the term of the notes using the effective-interest method.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Inventories
Inventories are valued at the lower of cost or market using the weighted-average cost method. The Company procures certain raw material inputs and packaging from suppliers and contracts with a third-party firm to assemble and warehouse finished product. The third-party co-manufacturer invoices the Company monthly for labor and certain raw material inputs upon the sale of finished product to customers during that period.
Write-downs are provided for finished goods expected to become non-saleable due to age and provisions are specifically made for slow moving or obsolete raw ingredients and packaging. The Company also adjusts the carrying value of its inventories when it believes that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete, and estimated selling prices. Charges related to slow moving or obsolete items are recorded as a component of cost of goods sold. Charges related to packaging redesigns are recorded as a component of selling and marketing. Once inventory is written down, a new, lower-cost basis for that inventory is established.
Recognition of Net Sales, Sales Incentives and Trade Accounts Receivable
The Company offers its customers a variety of sales and incentive programs, including price discounts, coupons, slotting fees, in-store displays and trade advertising. The costs of these programs are recognized at the time the related sales are recorded and are classified as a reduction in net sales. These program costs are estimated based on a number of factors including customer participation and performance levels.
As of September 30, 2015 and December 31, 2014, the Company recorded total allowances against trade accounts receivable of $2.0 million and $3.0 million, respectively. Recoveries of receivables previously written off are recorded when received.
Concentration Risk
Customers with 10% or more of the Company’s net sales consist of the following:

	Successor		Predecessor
	Three Months Ended September 30, 2015	July 17, 2014 to September 30, 2014	July 1, 2014 to July 16, 2014
Customer:
Costco	29%	38%	34%
Sam's Club	18%	18%	21%

	Successor		Predecessor
	Nine Months Ended September 30, 2015	July 17, 2014 to September 30, 2014	January 1, 2014 to July 16, 2014
Customer:
Costco	32%	38%	33%
Sam's Club	17%	18%	22%
As of September 30, 2015, Costco and Sam’s Club represented 21% and 15%, respectively, of the accounts receivable balances outstanding. The same two customers represented 18% and 31%, respectively, of accounts receivable as of December 31, 2014. The Company outsources the manufacturing of its products to Assemblers Food Packaging LLC (“Assemblers”), a co-manufacturer in the United States. Assemblers represented 39% and 64% of accounts payable as of September 30, 2015 and December 31, 2014, respectively.
Earnings per Share/Unit
The Company follows ASC Topic 260 “Earnings Per Share” to account for earnings per share/unit. Basic earnings per share/unit has been computed based upon the weighted average number of common shares/units outstanding. Diluted

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

earnings per share/unit has been computed based upon the weighted average number of common shares/units outstanding plus the effect of all potentially dilutive common units/stock equivalents, except when the effect would be anti-dilutive. The dilutive effect of nonvested stock granted to employees has been accounted for using the treasury stock method.
As discussed in Note 1, in August 2015, the Company completed the Corporate Reorganization immediately prior to the Company's IPO. For purposes of computing net income per share, it is assumed that the reorganization of the Company had occurred for all successor periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the IPO. Accordingly, the denominators in the computations of basic and diluted net income per share for the successor period July 17, 2014 to September 30, 2014, reflect the Company's reorganization.

	Successor		Predecessor
	Three Months Ended September 30, 2015	July 17, 2014 to September 30, 2014	July 1, 2014 to July 16, 2014
Basic and diluted earnings per share/unit:
Numerator:
Net (loss) income	(2,989)	$2,126	$1,987
Denominator:
Basic and diluted weighted average common shares/units outstanding (1)	68,710,803	67,588,737	400
Basic and diluted (loss) earnings per share/unit	$(0.04)	$0.03	$4,967.50

(1)    A total of 6,289,197 unvested restricted stock awards were outstanding for the three months ended September
30, 2015, but were excluded from the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Successor		Predecessor
	Nine Months Ended September 30, 2015	July 17, 2014 to September 30, 2014	January 1, 2014 to July 16, 2014
Basic and diluted earnings per share/unit:
Numerator:
Net income	$5,475	$2,126	$30,581
Denominator:
Basic weighted average common shares/units outstanding	68,253,104	67,588,737	400
Unvested restricted stock awards	6,740,985	—	—
Diluted weighted average common shares/units outstanding	74,994,089	67,588,737	400

Basic earnings per share/unit	$0.08	$0.03	$76,452.74
Diluted earnings per share/unit	$0.07	$0.03	$76,452.74

Tax Receivable Agreement ("TRA")
As discussed in more detail in Notes 1 and 10, immediately prior to the consummation of the IPO in August 2015, the Company entered into a TRA with the former holders of units in Topco. The Company estimated an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA in consideration a of reduction in the Company's future U.S. federal, state and local taxes resulting from the utilization

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

of certain tax attributes. The Company accounted for the obligation under the TRA as a dividend and elected to reduce additional paid in capital. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized in the consolidated statements of comprehensive income. Future cash payments under the TRA will be classified as a financing activity on the condensed consolidated statements of cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition”, and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. This ASU must be applied using either the retrospective or cumulative effect transition method and is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The Company is in the process of assessing both the method and the impact of the adoption of ASU No. 2014-09 on its financial position, results of operations, cash flows and financial statement disclosures.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company is currently assessing the impact of the adoption of ASU No. 2014-15 on its financial position, results of operations and financial statement disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The ASU is effective for annual reporting periods beginning after December 15, 2016. The new guidance will be applied retrospectively to each prior period presented. The Company currently presents debt issuance costs as an asset and upon adoption of this ASU in 2017, will present such debt issuance costs as a direct deduction from the related debt liability.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. The Company is currently assessing the impact of the adoption of ASU No. 2015-11 on its financial position, results of operations and financial statement disclosures.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” to clarify that given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to the line-of-credit arrangements, such costs may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. The Company does not expect the adoption of this update to have a material effect on the condensed consolidated financial statements.

3. ACQUISITION
In April 2015, the Company acquired Paqui, LLC ("Paqui") a manufacturer and marketer of tortilla chips and pre-packaged tortillas for total consideration of approximately $11.9 million. This acquisition has been accounted for under the acquisition method of accounting, whereby the purchase consideration was allocated to tangible and intangible net assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

a value attributable to brand recognition associated with Paqui’s products and position in the BFY snack category. The Company incurred approximately $0.2 million of acquisition-related costs during the nine months ended September 30, 2015, which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income. The Company has completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition.
The following table summarizes the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase consideration:
Cash paid as purchase consideration	$8,214
Fair value of notes payable issued to sellers as consideration	3,715
Fair value of contingent consideration	390
Total purchase consideration	12,319
Less: cash and cash equivalents acquired	(384)
Total purchase price-net of cash and cash equivalents acquired	11,935
Fair value of net assets acquired and liabilities assumed:
Current assets	174
Property and equipment	31
Indefinite-lived identifiable intangible asset-trade name	9,000
Definite-lived identifiable intangible assets-customer relationships	1,310
Current liabilities	(307)
Total fair value of net assets acquired and liabilities assumed	10,208
Excess purchase consideration over fair value of net assets acquired (goodwill)	$1,727
Pro Forma Combined Financial Information (Unaudited)
The following unaudited pro forma combined financial information reflects the condensed consolidated statements of comprehensive income of the Company as if the acquisition of Paqui had occurred as of January 1, 2014. The pro forma information includes adjustments primarily related to the amortization of intangible assets acquired and interest expense associated with the issuance of approximately $3.9 million in notes payable to the sellers of Paqui. The pro forma combined financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date. The operations of Paqui are included in the accompanying condensed consolidated statements of comprehensive income for the full three months ended September 30, 2015. As a result, pro forma information for the three months ended September 30, 2015 is excluded from the table below (in thousands, except per share data):

(Unaudited)	Pro Forma Three Months Ended September 30, 2014	Pro Forma Nine Months Ended September 30, 2015	Pro Forma Nine Months Ended September 30, 2014
Net sales	$38,856	$137,672	$100,368
Net income	3,976	5,140	31,935
Basic net income per share	$0.06	$0.08	$0.47
Diluted net income per share	$0.06	$0.07	$0.47

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. INVENTORY
Inventories, net consist of the following (in thousands):

	Successor
	September 30, 2015	December 31, 2014
Raw materials and packaging	$3,012	$4,263
Finished goods	2,820	2,067
Inventories, net	$5,832	$6,330
As of September 30, 2015, we had approximately $0.6 million in reserves for finished goods deemed unsaleable and raw materials and packaging deemed obsolete. We had no such reserve as of December 31, 2014. If future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

5. PROPERTY AND EQUIPMENT
Property and equipment are valued at cost. Property and equipment, net consist of the following (in thousands):

	Successor
	September 30, 2015	December 31, 2014
Machinery and equipment	$1,052	$929
Furniture and fixtures	550	44
Leasehold improvements	874	13
Property and equipment, gross	2,476	986
Less: accumulated depreciation	(446)	(240)
Property and equipment, net	$2,030	$746
Depreciation expense was approximately $0.1 million and $0.2 million for the successor three and nine months ended September 30, 2015, respectively, and approximately $49 thousand for the successor period July 17, 2014 to September 30, 2014. For the predecessor periods July 1, 2014 to July 16, 2014 and January 1, 2014 to July 16, 2014, depreciation expense was approximately $10 thousand and $0.1 million, respectively. Depreciation expense is included in cost of goods sold and general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of the following (in thousands):

		Successor
	Estimated Useful Life	September 30, 2015	December 31, 2014
Goodwill:
Beginning balance		$45,694	$—
Acquired during the year		1,727	45,694
Ending balance		$47,421	$45,694
Intangible assets:
Trade names	Indefinite	$211,900	$202,900
Customer relationships	15 years	63,610	62,300
Non-competition agreement	7 years	90	90
Intangible assets, gross		275,600	265,290
Less: accumulated amortization		(5,068)	(1,904)
Intangible assets, net		$270,532	$263,386
Amortization of finite-lived intangibles was approximately $1.1 million and $3.2 million for the successor three and nine months ended September 30, 2015, respectively, and approximately $0.9 million for the successor period July 17, 2014 to September 30, 2014. There was no amortization expense in the predecessor periods July 1, 2014 to July 16, 2014 or January 1, 2014 to July 16, 2014. Amortization of finite-lived intangible assets is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

The estimated future amortization expense related to finite-lived intangible assets is as follows as of September 30, 2015 (in thousands):

Remainder of 2015	$1,063
2016	4,254
2017	4,254
2018	4,254
2019	4,254
Thereafter	40,553
ASC 350, "Intangibles- Goodwill and Other", requires companies to test goodwill and indefinite-lived intangibles for impairment annually and more frequently if indicators of impairment exist. Accordingly, the Company performed its annual assessment of fair value as of July 1, 2015 for its SkinnyPop and Paqui reporting units and concluded there was no impairment related to goodwill and indefinite-lived intangibles.
7. DEFERRED FINANCING COSTS
Deferred financing costs consist of the following (in thousands):

	Successor
	September 30, 2015	December 31, 2014
Deferred financing costs	$3,953	$3,669
Less: accumulated amortization	(893)	(292)
Deferred financing costs, net	$3,060	$3,377

Amortization expense was approximately $0.2 million and $0.6 million for the successor three and nine months ended September 30, 2015, respectively. Amortization expense was approximately $0.1 million for the successor period July 17, 2014 to September 30, 2014. There was no amortization expense in the predecessor periods July 1, 2014 to July 16, 2014 or January 1, 2014 to July 16, 2014. Amortization of deferred financing costs is included as part of interest expense on the accompanying condensed consolidated statements of comprehensive income.

8. ACCRUED LIABILITIES
The following table shows the components of accrued liabilities (in thousands):

	Successor
	September 30, 2015	December 31, 2014
Accrued income taxes	$—	$1,012
Unbilled inventory	850	1,178
Accrued commissions	696	805
Accrued bonuses	1,715	536
Accrued marketing expense	303	411
Accrued professional fees	997	145
Other accrued liabilities	652	257
Total accrued liabilities	$5,213	$4,344
9. LONG-TERM DEBT AND LINE OF CREDIT
Long-term debt consists of the following (in thousands):

	Successor
	September 30, 2015	December 31, 2014
Term loan	$199,875	$200,000
Revolving facility	1,500	—
Notes payable, net of discount of $164 and $-0- , respectively	3,741	—
Total debt	205,116	200,000
Less: Current portion	(10,250)	(10,000)
Long-term debt	$194,866	$190,000
Credit Facility
On July 17, 2014, SkinnyPop Popcorn LLC entered into the Credit Agreement, which provided for a $150.0 million term loan facility and a $7.5 million revolving facility (with sublimits for swingline loans and the issuance of letters of credit). These senior secured credit facilities, or the Credit Facility, were guaranteed by the Company. The Credit Facility will mature on July 17, 2019, with an option to extend the maturity of the term loan with the consent of lenders willing to provide such extension.
On August 18, 2014, we amended the Credit Facility, or the Amended Credit Facility, to remove certain total funded debt-to-EBITDA interest rate reductions and implement a static interest rate margin based on either the Eurodollar Rate or the Base Rate (as each is defined in the Amended Credit Facility).
On December 23, 2014, we amended the Amended Credit Facility to increase its term loan borrowings by $50.0 million to a total of $200.0 million, with such borrowings having the same interest rate as the original term loans under the Amended Credit Facility. In addition, we amended the financial covenants in the Amended Credit Facility to increase the total funded debt-to-EBITDA covenant for each quarterly period to reflect our higher leverage. The Amended Credit Facility, as so amended, is referred to as the Second Amended Credit Facility.
On May 29, 2015, we amended the Second Amended Credit Facility to increase our term loan borrowings by $7.5 million to a total of $205 million, net of principal payments made in the first quarter of 2015 totaling $2.5 million, and our capacity on our revolving facility by $17.5 million to a total of $25 million. The Second Amended Credit Facility, as so amended, is referred to as the Third Amended Credit Facility.  At the closing of the Third Amended Credit Facility,

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

we borrowed $15 million under our revolving facility, which, along with our term loan borrowings, have the same interest rate as the term and revolving loans under the Second Amended Credit Facility. The interest rate on our outstanding indebtedness was 5.5% per annum at September 30, 2015 and December 31, 2014.
Proceeds from the initial term loan borrowings were primarily used to finance the Sponsor Acquisition and to pay fees and expenses in connection therewith. Proceeds of the Second Amended Credit Facility were primarily used to pay the December 2014 Special Dividend to the equity holders of Topco. Proceeds from the Third Amended Credit Facility were primarily used to pay the May 2015 Special Dividend to the equity holders of Topco. In the future, we may use the revolving facility for working capital and for other general corporate purposes, including acquisitions, investments, dividends and distributions, to the extent permitted under the Third Amended Credit Facility. The Third Amended Credit Facility also provides that, upon satisfaction of certain conditions, we may increase the aggregate principal amount of the loans outstanding thereunder by an amount not to exceed $50 million, subject to receipt of additional lending commitments for such loans.
Interest
Outstanding term loan and revolving facility borrowings under the Third Amended Credit Facility bear interest at a rate per annum equal to (a) the Eurodollar Rate plus 4.50% or (b) the Base Rate (equal in this context to the greater of (i) the prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) the Eurodollar Rate plus 1.00%) (but subject to a minimum of 2.00%) plus 3.50%. The term loans under the Third Amended Credit Facility, amortize in equal quarterly installments of approximately $2.6 million, with the balance due at maturity.
We are required to pay a commitment fee on the unused commitments under the revolving facility at a rate equal to 0.50% per annum.
Guarantees
The loans and other obligations under the Third Amended Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by the Company and its existing and future wholly-owned U.S. subsidiaries and (b) secured by substantially all of the assets of the Company and its existing and future wholly-owned U.S. subsidiaries, in each case subject to certain customary exceptions and limitations.
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Third Amended Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain (x) a maximum total funded debt to consolidated EBITDA ratio of not more than 4.25 to 1.0, initially, and decreasing to 2.25 to 1.0 over the term of the Third Amended Credit Facility and (y) a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. As of September 30, 2015, we were in compliance with our financial covenants.
In addition, the Third Amended Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Third Amended Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions. The first payment based on Excess Cash Flow (as defined in the Third Amended Credit Facility) is dependent on our results for the year ended December 31, 2015 and due not later than May 6, 2016.
Although the Third Amended Credit Facility generally prohibits payments and dividends and distributions, we are permitted, subject to certain customary conditions such absence of events of default and compliance with financial covenants, to make payments, dividends or distributions including (a) earnout payments, (b) payments, dividends or distributions in cash from retained excess cash flow and certain proceeds from distributions from or sales of investments, (c) payments, dividends or distributions in an unlimited amount from the proceeds of equity issuances and (d) payments, dividends or distributions not to exceed $5.0 million in the aggregate.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Under the Third Amended Credit Facility the Founder Contingent Compensation may be paid at any time so long as no payment default under the Third Amended Credit Facility has occurred and is continuing and, immediately after giving effect to such payment, the Company has at least $5.0 million of cash and cash equivalents subject to a first priority lien in favor of the lenders party thereto plus availability under the revolving facility. In the event we are not permitted to pay the Founder Contingent Compensation under the Third Amended Credit Facility we are no longer obligated to make such payment under the employment agreements with the Founders subject to limited exceptions
The Third Amended Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents, and change in control defaults.
Other
Certain of the lenders under the Third Amended Credit Facility (or their affiliates) may provide, certain commercial banking, financial advisory and investment banking services in the ordinary course of business for the Company and its subsidiaries, for which they receive customary fees and commissions.
Notes Payable
As discussed in more detail in Note 3, in April 2015, the Company issued $3.9 million in unsecured notes to the sellers of Paqui in connection with its acquisition. The notes bear interest at a rate per annum of 1.5% with principal and interest due at maturity on March 31, 2018. We recorded an acquisition-date fair value discount of approxmately $0.2 million based on market rates for debt instruments with similar terms, which is amortized to interest expense over the term of the notes using the effective-interest method.
Annual maturities of long-term debt (excluding the fair value discount of approximately $0.2 million) as of September 30, 2015 are as follows (in thousands):

Remainder of 2015	$2,563
2016	10,250
2017	10,250
2018	14,155
2019	168,062
Total	$205,280
10. RELATED PARTY TRANSACTIONS
Employment Agreements
In connection with the Sponsor Acquisition, we entered into employment agreements with certain of our managers who held equity interests in our company prior to the acquisition and continue to hold equity interests in the Company. We entered into employment agreements with the founders, which include the Founder Contingent Compensation. The employment agreements set forth each executive’s initial annual base salary of $200,000 and eligibility to participate in our benefit plans generally. The employment agreements also provide for each executive’s eligibility to receive a cash payment of up to $10 million (the “cash payment”), based on achievement by SkinnyPop Popcorn LLC of certain contribution margin metrics during the period commencing on January 1, 2015 and ending on December 31, 2015. Furthermore, in connection with the payments, SkinnyPop Popcorn LLC will provide each executive with an additional tax benefit equal to (i) in the case of the taxable year in which the cash payment is paid or any subsequent taxable year, the net excess (if any) of (A) the taxes that would have been paid by SkinnyPop Popcorn LLC in respect of such taxable year calculated without taking into account the payment of the cash payment over (B) the actual taxes payable by SkinnyPop Popcorn LLC in respect of such taxable year and (ii) in the case of any taxable year prior to the year in which the cash payment is paid, the amount of any tax refund resulting from carrying back any operating losses to the extent attributable to the cash payment. See Note 1-Business Overview.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Tax Receivable Agreement
Immediately prior to the consummation of the IPO in August 2015, the Company entered into a Tax Receivable Agreement ("TRA") with the former holders of units in Topco. The TRA generally provides for the payment by the Company to the TRA Holders of 85% of the U.S. federal, state and local tax benefits realized by us and our subsidiaries from the utilization of certain tax attributes that were generated when SkinnyPop Popcorn LLC was acquired by affiliates of TA Associates in July 2014. The Company will retain approximately 15% of the U.S. federal, state and local tax benefits realized from the utilization of such tax attributes. Unless earlier terminated in accordance with its terms, the TRA will continue in force and effect until there is no further potential for tax benefit payments to be made by us to the TRA Holders in respect of the U.S. federal, state and local tax benefits that are subject of the agreement. Based on current tax rules and regulations, we would expect the potential for tax benefit payments to cease no later than 2030.
The amount payable to the TRA Holders is based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of these tax attributes. For purposes of determining the reduction in taxes resulting from the utilization of these pre-IPO tax attributes, we were required to assume that pre-IPO tax attributes are utilized before any other attributes. We expect the payments that we may make under the TRA will be substantial. In addition if the IRS were to successfully challenge the tax benefits that give rise to any payments under the TRA, our future payments under the TRA would be reduced by the amount of such payments, but the TRA does not require the TRA Holders to reimburse us for the amount of such payments to the extent they exceed any future amounts payable under the TRA.
In August 2015, the Company recorded an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA, with a corresponding reduction to additional paid in capital. The Company's first annual estimated payment in the amount of approximately $6.6 million is expected to be paid within the next 12 months. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized in the statement of comprehensive income.

Precision Capital Group LLC Consulting Services Agreements
We entered into two consulting services agreements with one of our stockholders, Precision Capital Group LLC, or (“Precision”). Our senior vice president of sales is a former employee and a current equity holder of Precision. In addition to his investment in the Company in connection with the Sponsor Acquisition, this same employee also invested in the Company through Precision in 2013.

Sales Consulting Services Agreement
We entered into a sales consulting services agreements with Precision. Under the terms of this sales consulting services agreement, which we refer to as the Precision Sales Consulting Agreement, Precision agreed to provide sales professionals to work on behalf of the Company. Such sales professionals were entitled to a monthly stipend plus a commission based on sales performance. The Precision sales professionals were, at the time of the agreement, employees of Precision. Fees for consulting services under this agreement totaled $0.1 million for the predecessor period July 1, 2014 to July 16, 2014 and $0.9 million for the predecessor period January 1, 2014 to July 16, 2014. There were no fees related to this agreement for the successor period July 17, 2014 to September 30, 2014 or the nine months ended September 30, 2015. These fees are included as part of sales and marketing expense.
Business Consulting Services Agreement
We entered into a business consulting agreement with Precision, which, together with the Precision Sales Consulting Agreement, we refer to as the Precision Agreements. Under this agreement, Precision provided business consulting services to us. Fees for consulting services under this agreement totaled $12 thousand for the predecessor period July 1, 2014 to July 16, 2014 and $0.1 million for the predecessor period January 1, 2014 to July 16, 2014. There were no fees related to this agreement for the successor period July 17, 2014 to September 30, 2014 or the nine months ended September 30, 2015. These fees are included as part of sales and marketing expense.
Transition Services Agreement
The Precision Agreements were terminated on July 18, 2014, in connection with the Sponsor Acquisition. In connection with the termination of the Precision Agreements, we entered into a transition services agreement with Precision

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

whereby, for a period of 90 days, Precision agreed to provide substantially the same services as it was providing under the Precision Agreements. The transition services agreement was not renewed at the expiration of its term. Fees for transition services under this agreement totaled approximately $0.3 million for the successor period July 17, 2014 to September 30, 2014.
Monticello Partners LLC Lease Agreement
The Company leases office space from a related party, Monticello Partners LLC, which is wholly owned by one of the Company's shareholders. The lease agreement expires on August 31, 2017 and the Company is responsible for all taxes and utilities. Payments under this agreement were not material to the periods presented.
Future minimum lease payments for this lease, which had a non-cancelable lease term in excess of one year as of September 30, 2015, were as follows (in thousands):

Remainder of 2015	$7
2016	28
2017	19
Total	$54
11. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company entered into certain supply contracts for their popcorn kernels for various periods through September 2017. As of September 30, 2015, the Company’s purchase commitments remaining under these contracts totaled $14.2 million. The contracts also stipulate that if the Company fails to purchase the stated quantities within the time period specified, the Company has the option to purchase all remaining quantities under the contract, or the seller has the right to assess liquidated damages, including payment of the excess of the contract price over the market price for all remaining contracted quantities not purchased.
On April 29, 2015, the Company and a third-party co-manufacturer amended their manufacture and supply agreement dated February 27, 2014 (the “Amended Contract”). The Amended Contract extends the initial term through February 27, 2022. Pursuant to the terms of the Amended Contract, the Company is required to pay an early termination fee and is obligated to make certain annual minimum purchases from the third-party co-manufacturer. As part of the Amended Contract, the Company purchased $1.9 million of film and corrugate raw materials from the third-party co-manufacturer.
Lease Commitments
The Company entered into an operating lease for its headquarters office location in Austin, Texas. The lease was effective February 26, 2015 and has a nine year term.
Rent expense from operating leases totaled approximately $0.1 million and $0.2 million for the successor three and nine months ended September 30, 2015, respectively. Rent expense for the successor period July 17, 2014 to September 30, 2014 and predecessor period July 1, 2014 to July 16, 2014 were not material.
As of September 30, 2015, minimum rental commitments under noncancellable operating leases were (in thousands):

Remainder of 2015	$89
2016	361
2017	360
2018	349
2019	358
Thereafter	1,678
Total	$3,195

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Legal Matters
From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results from operations or cash flow.
12. INCOME TAXES
Our effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which we operate and the amount of taxable income we earn. The effective tax rate was 364.7% and 66.9% for the three and nine months ended September 30, 2015, respectively. The effective tax rate was 45.2% for the successor period July 17, 2014 to September 30, 2014. The increase in the effective tax rate for the three and nine months ended September 30, 2015, is primarily due to the significant IPO-related costs as well as our equity based compensation charges, both of which are not tax deductible.
13. EQUITY-BASED COMPENSATION
As discussed in in Note 1, in connection with the Corporate Reorganization in August 2015, all of the outstanding equity awards (which were comprised of Class C-1 and C-2 units of Topco) that were granted under the TA Topco 1, LLC 2014 Equity Incentive Plan, were converted into shares of the common stock and restricted stock of the Company. The portion of outstanding Class C units that had vested as of the consummation of the Corporate Reorganization were converted into shares of the Company’s common stock and the remaining portion of unvested outstanding Class C units were converted into shares of the Company’s restricted stock, which were granted under the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the “2015 Plan”).
The shares of restricted stock of the Company are subject to the following time-based vesting conditions, in accordance with the terms and conditions of the Class C units from which such shares were converted, 25% on the first anniversary of the vesting reference date applicable to individual grants, and thereafter, 2.0833% on the final day of each of the following 36 months, subject to continued service through each applicable vesting date. Upon a termination of service relationship by the Company, all unvested awards will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2015 Plan.
The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $1.0 million and $2.4 million for the three and nine months ended September 30, 2015. There was no equity-based compensation expense in the successor period July 17, 2014 to September 30, 2014 or the predecessor periods July 1, 2014 to July 16, 2014 and January 1, 2014 to July 16, 2014. Equity-based compensation expense is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity of the Company's unvested restricted stock awards ("RSAs") for the nine months ended September 30, 2015:

	Successor
Number of RSAs	Nine Months Ended September 30, 2015
Unvested as of December 31, 2014	—
Issued (1)	6,343,036
Forfeited	(43,610)
Vested	(599,846)
Unvested as of September 30, 2015	5,699,580
Expected to vest at September 30, 2015	5,699,580

Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	$—
Issued (1)	1.37
Forfeited	1.05
Vested	1.07
Unvested as of September 30, 2015	$1.41
(In Thousands)
Unamortized costs at September 30, 2015 (2)	$8,863
Weighted average remaining vesting term of unvested RSAs as of September 30, 2015	36	months

(1)    Issued in connection with the conversion of 12,182,050 Class C Units of Topco, the former parent entity of the Company prior to the consummation of the Corporate Reorganization.

(2)    Includes incentive awards issued to a non-employee which are remeasured at fair value at each reporting date until the awards vest.

Prior to the consummation of the Corporate Reorganization in August 2015, certain employees of the Company participated in Topco's 2014 Equity Incentive Plan (the "2014 Plan"), which was adopted by Topco's board of directors and approved by its unitholders in July 2014. The outstanding equity awards under the 2014 Plan were comprised of Class C-1 and Class C-2 units which represented profit interests and had no capital contribution requirement. As discussed above, in connection with the Corporate Reorganization in August 2015, all of the outstanding Class C-1 and C-2 units were converted into shares of the common stock and restricted stock of the Company.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity of the unvested incentive units for the nine months ended September 30, 2015:

	Successor
	Nine Months Ended September 30, 2015
	Class C-1 Units	Class C-2 Units
Number of units
Unvested as of December 31, 2014	6,955,194	5,571,410
Issued	1,151,419	477,869
Forfeited	—	—
Vested (1)	(1,106,172)	(867,670)
Converted (2)	(7,000,441)	(5,181,609)
Unvested as of September 30, 2015	—	—

Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	$0.95	$0.18
Issued	1.60	0.97
Forfeited	—	—
Vested (1)	0.95	0.18
Converted (2)	1.06	0.25
Unvested as of September 30, 2015	$—	$—

(1)    Represents incentive units that had vested as of the consummation of the Corporate Reorganization in August
2015.

(2)    Represents unvested incentive units that were converted into 6,343,036 shares of the Company's restricted stock in connection with the Corporate Reorganization in August 2015.

Valuation of Class C-1 and C-2 Incentive Units
Prior to the Company's IPO in August 2015, the Company’s board of directors determined the estimated fair value of the equity-based compensation awards (comprised of Class C-1 and C-2 incentive units of Topco) at the date of grant based upon several factors, including its consideration of input from management and contemporaneous third-party valuations.
The valuation of Topco’s equity was determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions the Company used in the valuation models were highly complex and subjective. The Company based its assumptions on future expectations combined with management judgment and considered numerous objective and subjective factors to determine the fair value of the equity awards as of the grant date including, but not limited to, the following factors:

•	lack of marketability;

•	the Company’s actual operating and financial performance;

•	current business conditions and projections;

•	the U.S. capital market conditions;

•	the Company’s stage of development; and

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

•
likelihood of achieving a liquidity event, such as an IPO, given prevailing market conditions. The valuation of the equity-based compensation awards involved a two-step process. First, the Company determined its business equity value using an enterprise value based on the income approach, specifically a discounted cash flow ("DCF") analysis. A market approach, which estimated the fair value of the Company, by applying market multiples of comparable peer companies in its industry or similar lines of business to its historical and/or projected financial metrics, was also developed to corroborate the reasonableness of the DCF indication of enterprise value.

The values determined by the income and the market approach were comparable. Second, the business equity value was allocated among the securities that comprise the capital structure of the Company using the Option-Pricing Method, or OPM, as described in the AICPA Practice Aid entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation. See below for a description of the valuation and allocation methods.
The DCF analysis required the development of the forecasted future financial performance of the Company, including revenues, operating expenses and taxes, as well as working capital and capital asset requirements. The discrete forecast period analyzed extended to the point at which the Company expected to reach a steady state of growth and profitability. The projected cash flows of the discrete forecast period were discounted to a present value employing a discount rate that properly accounted for the estimated market weighted average cost of capital. Finally, an assumption was made regarding the sustainable long-term rate of growth beyond the discrete forecast period, and a residual value was estimated and discounted to a present value. The sum of the present value of the discrete cash flows and the residual, or “terminal” value represented the estimated fair value of the total enterprise value of the Company. This value was then adjusted for non-operational assets, liabilities and interest bearing debt to conclude the equity value of the Company.
The financial forecasts prepared took into account the Company’s past results and expected future financial performance. There was inherent uncertainty in these estimates as the assumptions used were highly subjective and may change as a result of new operating data and economic and other conditions that may impact the Company’s business.
Once the equity value of the Company was estimated, it was then allocated among the various classes of securities to arrive at the fair value of the awards. For this allocation, the OPM was used for all grants. The OPM entails allocating the equity value to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class. A Black-Scholes option pricing model was employed to value the call options. This model defines the securities’ fair values as functions of the current fair value of a company and requires the use of assumptions such as the anticipated holding period and the estimated volatility of the equity securities.
The following table summarizes the key assumptions used in the OPM allocation as of December 4, 2014:
Assumptions

• Time to liquidity event	2 years
• Volatility	30.00%
• Risk-free rate	0.55%
• Dividend yield	—%
• Lack of marketability discount	16%
The expected term of 2 years represents management’s expected time to a liquidity event as of the valuation date. The volatility assumption is based on the estimated stock price volatility of a peer group of comparable public companies over a similar term. The risk-free rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term. As of December 4, 2014, the only grant date in 2014, the Company used an expected dividend yield of zero as we had never declared or paid any ordinary cash dividends and at that time did not plan to pay cash dividends in the foreseeable future.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The value derived from the OPM model was reduced by a 16% lack of marketability discount in the determination of fair values of the awards at the grant date. A discount for lack of marketability was applied to reflect the increased risk arising from the inability to readily sell the equity awards.
For awards granted on February 24, 2015 and June 10, 2015, the Company used the Probability Weighted Expected Return Method ("PWERM"), whereby the value of the various classes of securities was estimated based upon the analysis of future values for the company assuming various possible future liquidity events such as an IPO, sale or merger. Share value was based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. The PWERM was selected due to the established nature of the Company, the prospect of a near term exit via an IPO or sale, and our ability to reasonably forecast financial performance.
First, future enterprise values of the Company were estimated using a range of Enterprise-to-EBITDA multiples. The valuation multiple range was established by consideration of valuation multiples indicated by the comparable public company and comparable transaction methods, both versions of the Market Approach. A DCF analysis was also performed to corroborate the Market Approach indications of value.
Second, the Company’s implied equity value was allocated among the various classes of securities using the PWERM. To apply the PWERM, the Company first estimated future enterprise values under various exit scenarios, and adjusted projected values of cash and debt for each scenario to determine the total expected equity value of the Company at the exit date.
As of February 24, 2015, the PWERM analysis reflected the Company’s belief that there was a 60% probability that the Company would complete an IPO and a 40% probability of a sale of the Company. The valuation used a risk adjusted discount rate of 14% and an estimated time to a liquidity event of 6 months.
The aggregate value of the Class C-1 and Class C-2 units derived from the PWERM allocation method was then divided by the number of respective units outstanding to arrive at the per unit value. A lack of marketability discount was applied to reflect the increased risk arising from the inability to readily sell the units. This discount was 12% under an assumed IPO scenario and 8% under an assumed sale scenario. The higher discount under the IPO scenario reflects a potential delay in liquidity, relative to a sale scenario, due to typical IPO lock-up provisions.
As of June 10, 2015, the PWERM analysis reflected the Company’s belief that there was a 90% probability that the Company would complete an IPO and a 10% probability of a sale of the Company. The valuation used a risk adjusted discount rate of 12% and an estimated time to a liquidity event of 2 months.
The aggregate value of the Class C-1 and Class C-2 units derived from the PWERM allocation method was then divided by the number of respective units outstanding to arrive at the per unit value. A lack of marketability discount was applied to reflect the increased risk arising from the inability to readily sell the units. This discount was 10% under an assumed IPO scenario and 5% under an assumed sale scenario. The higher discount under the IPO scenario reflects a potential delay in liquidity, relative to a sale scenario, due to typical IPO lock-up provisions. The key subjective factors and assumptions used in the Company’s valuations of February 24, 2015 and June 10, 2015 grants primarily consisted of:

•	the probability and timing of the various possible liquidity events;

•	the selection of the appropriate market comparable transactions;

•	the selection of the appropriate comparable publicly traded companies;

•	the financial forecasts utilized to determine future cash balances and necessary capital requirements;

•	the estimated weighted-average cost of capital; and

•	the discount for lack of marketability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” included elsewhere in this report.
Forward-looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, "seek", “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “strategy", "future", “believes”, “estimates”, "goal", “potential”, "likely", or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:
• our future financial performance, including our net sales, cost of goods sold, gross profit or gross profit margin, operating expenses, ability to generate positive cash flow and ability to achieve and maintain profitability;
• our ability to maintain, protect and enhance our brands;
• our ability to attract and retain customers;
• the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness;
• our ability to produce sufficient quantities of our products to meet demands;
• demand fluctuations for our products;
• our ability to successfully innovate and compete in the food industry;
• changing trends, preferences and tastes in the food industry;
• our ability to successfully expand in our existing markets and into new U.S. and international markets;
• worldwide economic conditions and their impact on consumer spending;
• our expectations concerning relationships with third parties;
• our ability to effectively manage our growth and future expenses;
• future acquisitions of or investments in complementary companies or products;
• changes in regulatory requirements in our industry and our ability to comply with those requirements; and
• the attraction and retention of qualified employees and key personnel.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
Our Company and Our Business

Amplify Snack Brands is a high growth, snack food company focused on developing and marketing products that appeal to consumers’ growing preference for better-for-you ("BFY") snacks. Our anchor brand, SkinnyPop, is a rapidly-growing, highly-profitable and market-leading BFY ready-to-eat ("RTE") popcorn brand. In April 2015, we acquired Paqui, LLC ("Paqui"), an emerging BFY tortilla chip brand, that has many of the same key taste and BFY attributes as SkinnyPop. We believe that our focus on building a portfolio of exclusively BFY snack brands will allow us to leverage our platform to realize material synergies across our family of BFY brands, as well as allow our retail customers to consolidate their vendor relationships in this large and growing segment.
Our SkinnyPop brand sells premium products made from high-quality, simple ingredients and is sold in retail locations in the United States and Canada. We distribute our products across a wide variety of retail channels, including natural and conventional grocery, drug, convenience, club and mass merchandise. We also have a presence in the food service and selected other non-food retail channels. Our SkinnyPop product portfolio consists of four core flavors (Original, Black Pepper, White Cheddar Flavor and Naturally Sweet), along with occasional rotational flavors, which are sold in a variety of packaging sizes and marketed under the SkinnyPop brand. Our SkinnyPop brand has experienced strong growth, driven by distribution gains, increases in sales velocities and new product introductions. As is evidenced by our high repeat purchase patterns, we have built a loyal and growing customer base for our SkinnyPop brand. Additionally, we believe retailers find our SkinnyPop products to be attractive because of our premium price points and strong sales velocities. While SkinnyPop’s growth has been rapid, we believe significant opportunity exists for continued growth.
Our corporate vision is to continue to build a diversified and BFY-focused snacking company that aligns with continued increases in consumer preferences for BFY products and overall snacking trends. We believe this focus gives us a competitive advantage in the large and intensely competitive snack foods market. We intend to achieve our goal by both developing and acquiring snacking brands and products that deliver exceptional taste, align with our BFY mission and allow us to leverage our management and infrastructure to help drive net sales growth and increased profitability.
Recent Developments
As discussed more fully in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we completed our initial public offering ("IPO") on August 4, 2015, in which 15,000,000 common shares from the 75,000,000 common shares then issued, were sold by selling stockholders to the public at a price of $18.00 per share. We did not receive any proceeds from the sale of shares in this offering.
As discussed more fully in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we acquired Paqui, an emerging BFY tortilla chip brand, in April 2015 for total consideration of approximately $11.9 million. We plan to leverage our existing sales force and relationships with retail customers and distributors to help gain distribution for Paqui.
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION
The unaudited pro forma condensed consolidated statements of income for the three and nine month ended September 30, 2014 present our consolidated results of operations giving pro forma effect to the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend, as more fully described in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, as if such transactions had occurred as of January 1, 2014. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.
The unaudited pro forma condensed consolidated financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the historical condensed consolidated financial statements and related notes included elsewhere in this document.

The Sponsor Acquisition was accounted for using the acquisition method of accounting. The initial estimated fair values of the acquired assets and assumed liabilities as of the date of acquisition, which are based on the consideration paid and estimates and our assumptions, are reflected herein. As explained in more detail in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, the total purchase price of approximately $320 million to acquire the SkinnyPop business has been allocated to the assets acquired and assumed liabilities of SkinnyPop based upon estimated fair values at the date of acquisition. Independent valuation specialists conducted analyses in order to assist our management in determining the fair values of the acquired assets and liabilities assumed. The Company has completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition.
The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations of Amplify Snack Brands, Inc. that would have occurred had the Sponsor Acquisition, the December 2014 Special Dividend or the May 2015 Special Dividend occurred as of January 1, 2014. The unaudited pro forma consolidated financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend occurred on the dates assumed. The unaudited pro forma consolidated financial information also does not project our results of operations for any future period or date. The acquisition of Paqui occurred in April 2015. The unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2014 does not include results of the Paqui, LLC acquisition. The unaudited condensed consolidated financial information for the nine months ended September 30, 2015 includes the results of Paqui from April 17, 2015, the date of acquisition, through September 30, 2015, but was not given pro forma effect as if the acquisition had occurred as of January 1, 2014. Company management evaluated the impact to the Company’s financial statements of the Paqui, LLC acquisition and concluded that the impact was not significant enough to require or separately warrant the inclusion of pro forma financial results inclusive of Paqui under applicable SEC rules and regulations or under GAAP. The pro forma adjustments give effect to the following items in connection with the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend:

•	the asset and liability valuations and related purchase price allocations associated with the Sponsor Acquisition;

•	the exclusion of non-recurring Sponsor Acquisition-related expenses;

•	the effect of the incurrence of a $150 million term loan and a $7.5 million revolving facility in connection with the Sponsor Acquisition;

•
the incurrence of an incremental $50 million under the Credit Agreement governing the $150 million term loan, increasing the aggregate term loan to $200 million, as part of the December 2014 Special Dividend;

•
the incurrence of an incremental $7.5 million under the Credit Agreement governing the $200 million term loan, increasing the aggregate term loan to $207.5 million and the incurrence of a $15 million borrowing under our revolving facility increasing the aggregate revolving facility to $25 million, each as part of the May 2015 Special Dividend;

•
the estimated compensation expense associated with the Founder Contingent Compensation in connection with the Sponsor Acquisition, based on our achievement of certain contribution margin benchmarks during the fiscal year 2015, and the tax benefit, to the extent realized by us, associated with the arrangement; and

•	the associated income tax expense effect of the above adjustments.

Unaudited Pro Forma Condensed Consolidated Statement of Income
For the three months ended September 30, 2014

	Historical(1)				Pro Forma
	Successor	Predecessor			Combined
In thousands, except share/unit and per share/unit information	July 17, 2014 to September 30, 2014	July 1, 2014 to July 16, 2014	Pro Forma Adjustments		Three months ended September 30, 2014
Net sales	$30,957	$7,185	$—		$38,142
Cost of goods sold	14,255	2,719	—		16,974
Gross profit	16,702	4,466	—		21,168
Sales & marketing expenses	3,261	1,065	—		4,326
General & administrative expenses	7,708	1,414	(2,046)	(2)(3)(4)	7,076
Total operating expenses	10,969	2,479	(2,046)		11,402
Operating income	5,733	1,987	2,046		9,766
Interest expense	1,853	—	1,360	(5)	3,213
Pre-tax income	3,880	1,987	686		6,553
Income tax expense	1,754	—	540	(6)	2,294
Net income	$2,126	$1,987	$146		$4,259

Basic and diluted earnings per share/unit	$0.03	$4,967.50			$0.06

Basic and diluted weighted average shares/units outstanding	67,588,737	400			67,588,737

(1)	The amounts in these columns represent our Predecessor’s and Successor’s historical results of operations for the periods reflected.

(2)
This adjustment reflects the incremental amortization expense associated with allocation of purchase price to finite-lived identified intangible assets consisting of customer relationships and non-competition agreements entered into with the founders.

(3)
This adjustment reflects the incremental compensation expense associated with the Founder Contingent Compensation that would have been recognized if the employment agreements with the founders had been in effect on January 1, 2014. The total estimated obligation of $26.8 million is being recognized ratably over the 18-month contractual service.

(4)
This adjustment reflects the exclusion of non-recurring Sponsor Acquisition-related expenses consisting of transaction bonuses paid to employees in connection with the Sponsor Acquisition, and legal, accounting, tax, insurance and other diligence fees paid to consultants in connection with the Sponsor Acquisition.

(5)	This adjustment reflects the following adjustments to increase interest expense as a result the following financing activities:

i.	Incurrence of a $150 million term loan and a $7.5 million borrowing under our revolving credit facility in connection with the Sponsor Acquisition;

ii.	Incurrence of an incremental $50 million term loan, increasing the aggregate term loan to $200 million, in connection with the financing of the December 2014 Special Dividend; and

iii.
Incurrence of an incremental $7.5 million term loan, increasing the aggregate term loan to $207.5 million, as well as the incurrence of a $15 million borrowing under our revolving credit facility, each in connection with the financing of the May 2015 Special Dividend.

Pro forma interest expense components:
Interest expense incurred in connection with term loan and revolving credit facility borrowings described above	$2,989
Amortization of capitalized debt issuance costs associated with term loan amortized over five years	198
Revolving credit facility unused commitment fee	13
Other administrative fees	13
Total pro forma interest expense	3,213
Less: actual interest expense for the period	(1,853)
Net pro forma adjustment to interest expense	$1,360

(6)	Reflects the statutory tax rate of 35%

Unaudited Pro Forma Condensed Consolidated Statement of Income
For the nine months ended September 30, 2014

	Historical(1)				Pro Forma
	Successor	Predecessor			Combined
In thousands, except share/unit and per share/unit information	July 17, 2014 to September 30, 2014	January 1, 2014 to July 16, 2014	Pro Forma Adjustments		Nine months ended September 30, 2014
Net Sales	$30,957	$68,353	$—		$99,310
Cost of goods sold	14,255	29,429	—		43,684
Gross profit	16,702	38,924	—		55,626
Sales & marketing expenses	3,261	5,661	—		8,922
General & administrative expenses	7,708	2,682	9,240	(2)(3)(4)	19,630
Total operating expenses	10,969	8,343	9,240		28,552
Operating income	5,733	30,581	(9,240)		27,074
Interest expense	1,853	—	7,888	(5)	9,741
Pre-tax income	3,880	30,581	(17,128)		17,333
Income tax expense	1,754	—	4,312	(6)	6,066
Net income	$2,126	$30,581	$(21,440)		$11,267

Basic and diluted earnings per share/unit	$0.03	$76,452.74			$0.17

Basic and diluted weighted average shares/units outstanding	67,588,737	400			67,588,737

(1)	The amounts in these columns represent our Predecessor’s and Successor’s historical results of operations for the periods reflected.

(2)
This adjustment reflects the incremental amortization expense associated with allocation of purchase price to finite-lived identified intangible assets consisting of customer relationships and non-competition agreements entered into with the founders.

(3)
This adjustment reflects the incremental compensation expense associated with the Founder Contingent Compensation that would have been recognized if the employment agreements with the founders had been in effect on January 1, 2014. The total estimated obligation of $26.8 million is being recognized ratably over the 18-month contractual service.

(4)
This adjustment reflects the exclusion of non-recurring Sponsor Acquisition-related expenses consisting of transaction bonuses paid to employees in connection with the Sponsor Acquisition, and legal, accounting, tax, insurance and other diligence fees paid to consultants in connection with the Sponsor Acquisition.

(5)	This adjustment reflects the following adjustments to increase interest expense as a result the following financing activities:

i.	Incurrence of a $150 million term loan and a $7.5 million borrowing under our revolving credit facility in connection with the Sponsor Acquisition;

ii.	Incurrence of an incremental $50 million term loan, increasing the aggregate term loan to $200 million, in connection with the financing of the December 2014 Special Dividend; and

iii.
Incurrence of an incremental $7.5 million term loan, increasing the aggregate term loan to $207.5 million, as well as the incurrence of a $15 million borrowing under our revolving credit facility, each in connection with the financing of the May 2015 Special Dividend.

Pro forma interest expense components:
Interest expense incurred in connection with term loan and revolving credit facility borrowings described above	$9,072
Amortization of capitalized debt issuance costs associated with term loan amortized over five years	593
Revolving credit facility unused commitment fee	38
Other administrative fees	38
Total pro forma interest expense	9,741
Less: actual interest expense for the period	(1,853)
Net pro forma adjustment to interest expense	$7,888

(6)	Reflects the statutory tax rate of 35%

Results of Operations
Our results of operations prior to the date of the Sponsor Acquisition are presented as the results of the Predecessor, SkinnyPop Popcorn LLC. The results of operations, including the Sponsor Acquisition and results thereafter, are presented as the results of the Successor, the Company and its consolidated subsidiaries. The Pro Forma three and nine months ended September 30, 2014 (unaudited) represent the unaudited pro forma condensed consolidated statements of income for the three and nine months ended September 30, 2014 after giving pro forma effect to the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend as if such transactions had occurred on January 1, 2014, as more fully described in “Unaudited Pro Forma Condensed Consolidated Financial Information”, which section includes a comparative presentation showing all pro forma adjustments made to our historical statements of income for the Predecessor and Successor periods in accordance with the rules and regulations of the SEC. We believe it provides useful information in assessing our business. See “Unaudited Pro Forma Condensed Consolidated Financial Information”. The unaudited pro forma condensed consolidated statements of income are included for informational purposes only and do not purport to reflect the results of operations of Amplify Snack Brands, Inc. that would have occurred had the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend occurred on January 1, 2014. The unaudited pro forma condensed consolidated statements of income contain a variety of adjustments, assumptions and estimates, are subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend occurred on the dates assumed. The unaudited pro forma condensed consolidated statements of income also do not project our results of operations for any future period or date. The unaudited pro forma condensed consolidated statements of income do not include results of the Paqui acquisition. We evaluated the impact to our financial statements of the Paqui acquisition and concluded that the impact was not significant enough to require or separately warrant the inclusion of pro forma financial results inclusive of Paqui under applicable SEC rules and regulations or under GAAP.
The following tables set forth our condensed consolidated statements of income for the periods presented in dollars and as a percentage of our net sales:

			Pro Forma
	Successor		Predecessor
	Three Months Ended September 30, 2015	% of Net Sales	Three Months Ended September 30, 2014	% of Net Sales
Net sales	$45,914	100%	$38,142	100%
Cost of goods sold	20,260	44	16,974	45
Gross profit	25,654	56	21,168	55
Sales & marketing expenses	5,146	11	4,326	11
General & administrative expenses	16,068	35	6,566	17
Sponsor acquisition-related expenses	—	—	510	1
Total operating expenses	21,214	46	11,402	30
Operating income	4,440	10	9,766	26
Interest expense	3,311	7	3,213	8
Pre-tax income	1,129	2	6,553	17
Income tax expense	4,118	9	2,294	6
Net (loss) income	$(2,989)	(7)%	$4,259	11%

Net Sales
Net sales increased $7.8 million, or 20.4%, from $38.1 million for the Pro Forma three months ended September 30, 2014 to $45.9 million for the three months ended September 30, 2015. Our net sales growth was primarily driven by increased distribution and strong brand velocity across our sales channels, partially offset by our decision to not run a large promotion in the third quarter of 2015 that we ran in the third quarter of 2014.

Cost of Goods Sold/Gross Profit
Gross profit increased $4.5 million, or 21.2%, from $21.2 million for the Pro Forma three months ended September 30, 2014 to $25.7 million for the three months ended September 30, 2015. This increase was primarily related to the increase in net sales. Gross profit as a percentage of net sales increased approximately 40 basis points, from 55.5% for the Pro Forma three months ended September 30, 2014 to 55.9% for the three months ended September 30, 2015. The increase in gross profit as a percentage of net sales was principally driven by improved rates on materials and ingredients, partially offset by product mix shift from expansion into lower margin products and higher transportation costs from geographic and channel expansion.

Sales and Marketing Expenses
Sales and marketing expenses increased $0.8 million, or 19.0%, from $4.3 million for the Pro Forma three months ended September 30, 2014 to $5.1 million for the three months ended September 30, 2015. The increase was primarily driven by higher compensation expense associated with our efforts to build out our internal sales team. Sales and marketing expenses as a percentage of net sales decreased slightly from 11.3% for the Pro Forma three months ended September 30, 2014 to 11.2% for the three months ended September 30, 2015.
General and Administrative Expenses
General and administrative expenses increased $9.5 million, or 144.7%, from $6.6 million for the Pro Forma three months ended September 30, 2014 to $16.1 million for the three months ended September 30, 2015. The increase was primarily due to the incurrence of costs related to our IPO which closed in August 2015, as well as infrastructure investments, including personnel and systems, and new administrative costs required to operate effectively as a public company. General and administrative expenses as a percentage of net sales was 17.2% for the Pro Forma three months ended September 30, 2014 and 35.0% for the three months ended September 30, 2015.
Sponsor Acquisition-Related Costs
The Sponsor Acquisition-related costs of $0.5 million for the Pro Forma three months ended September 30, 2014 included a supplemental transaction payment and related expenses paid to Precision Capital, an advisor to the Predecessor, in connection with the Sponsor Acquisition. There were no such costs for the three months ended September 30, 2015.
Interest Expense
Interest expense increased $0.1 million, or 3.1%, from $3.2 million for the Pro Forma three months ended September 30, 2014 to $3.3 million for the three months ended September 30, 2015. The increase was primarily due to interest expense associated with notes payable issued to the sellers of Paqui in April 2015.
Income Tax Expense
The effective tax rate was 35.0% for the Pro Forma three months ended September 30, 2014 and 364.7% for the three months ended September 30, 2015. The increase to the effective tax rate was primarily due to significant IPO-related costs as well as equity-based compensation charges, both of which are not tax deductible.

The following tables set forth our condensed consolidated statements of income for the periods presented in dollars and as a percentage of our net sales:

			Pro Forma
	Successor		Predecessor
	Nine Months Ended September 30, 2015	% of Net Sales	Nine Months Ended September 30, 2014	% of Net Sales
Net Sales	$137,543	100%	$99,310	100%
Cost of goods sold	60,787	44	43,684	44
Gross profit	76,756	56	55,626	56
Sales & marketing expenses	13,780	10	8,922	9
General & administrative expenses	37,085	27	19,120	19
Sponsor acquisition-related expenses	—	—	510	1
Total operating expenses	50,865	37	28,552	29
Operating income	25,891	19	27,074	27
Interest expense	9,324	7	9,741	10
Income before income taxes	16,567	12	17,333	17
Income tax expense	11,092	8	6,066	6
Net (loss) income	$5,475	4%	$11,267	11%

Net Sales
Net sales increased $38.2 million, or 38.5%, from $99.3 million for the Pro Forma nine months ended September 30, 2014 to $137.5 million for the nine months ended September 30, 2015. Our net sales growth was primarily driven by increased distribution and strong brand velocity across our sales channels, partially offset by our decision to not run a large promotion in the third quarter of 2015 that we ran in the third quarter of 2014.
Cost of Goods Sold/Gross Profit
Gross profit increased $21.1 million, or 38.0%, from $55.6 million for the Pro Forma nine months ended September 30, 2014 to $76.8 million for the nine months ended September 30, 2015. This increase was primarily related to the increase in net sales. Gross profit as a percentage of net sales decreased approximately 20 basis points, from 56.0% for the Pro Forma three months ended September 30, 2014 to 55.8% for the nine months ended September 30, 2015. The decrease in gross profit as a percentage of net sales was primarily driven by product mix shift from expansion into lower margin products and higher transportation costs from geographic and channel expansion, partially offset by improved rates on materials and ingredients.
Sales and Marketing Expenses
Sales and marketing expenses increased $4.9 million, or 54.4%, from $8.9 million for the Pro Forma nine months ended September 30, 2014 to $13.8 million for the nine months ended September 30, 2015. The increase was due primarily to an increase in compensation expense associated with our efforts to build out our internal sales team and an increase in consumer marketing expenses to drive brand awareness and trial. Sales and marketing expenses as a percentage of net sales increased from 9.0% for the Pro Forma nine months ended September 30, 2014 to 10.0% for the nine months ended September 30, 2015.
General and Administrative Expenses
General and administrative expenses increased $18.0 million, or 94.0%, from $19.1 million for the Pro Forma nine months ended September 30, 2014 to $37.1 million for the nine months ended September 30, 2015. The increase was primarily due to the incurrence of costs related to our IPO which closed in August 2015, as well as infrastructure investments, including personnel and systems, and new administrative costs required to operate effectively as a public company. General and administrative expenses as a percentage of net sales was 19.3% for the Pro Forma nine months ended September 30, 2014 and 27.0% for the nine months ended September 30, 2015.

Sponsor Acquisition-Related Costs
The Sponsor Acquisition-related costs of $0.5 million for the Pro Forma nine months ended September 30, 2014 included a supplemental transaction payment and related expenses paid to Precision Capital, an advisor to the Predecessor, in connection with the Sponsor Acquisition. There were no such costs for the nine months ended September 30, 2015.
Interest Expense
Interest expense decreased $0.4 million, or 4.3%, from $9.7 million for the Pro Forma nine months ended September 30, 2014 to $9.3 million for the nine months ended September 30, 2015. The decrease in interest expense was primarily due to pay downs on our revolving facility and scheduled quarterly principal payments on our term loan, partially offset by interest expense associated with notes payable issued to the sellers of Paqui in April 2015.
Income Tax Expense
The effective tax rate was 35.0% for the Pro Forma nine months ended September 30, 2014 and 66.9% for the nine months ended September 30, 2015. The increase to the effective tax rate was primarily due to significant IPO-related costs as well as equity-based compensation charges, both of which are not tax deductible.
Liquidity and Capital Resources
Liquidity represents our ability to generate sufficient cash from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise mainly from working capital requirements, primarily related to our purchases of ingredients and interest and principal payments on our outstanding indebtedness and, to a lesser extent, to capital expenditures. We believe our cash on hand and cash to be provided from our operations, in addition to borrowings available under our credit facility, will be sufficient to fund our contractual commitments, including with respect to the Founders Contingent Compensation and the tax receivable agreement, repay our obligations as required and meet our operational requirements for at least the next 12 months. In addition, we have an uncommitted incremental revolving facility that we believe would be available if we requested it from lenders. As of September 30, 2015 and December 31, 2014, $23.5 million and $7.5 million, respectively, was available for borrowing under our revolving credit facility and we had $6.9 million and $5.6 million of cash and cash equivalents on hand, respectively.
The interest expense on our outstanding indebtedness for the year ended December 31, 2014 on a pro forma basis would have been $12.2 million had the $207.5 million aggregate principal amount of debt under the Credit Facility been incurred on January 1, 2014. The interest expense on our outstanding indebtedness for the year ending December 31, 2015 is expected to be approximately $11.5 million assuming the interest rate remains constant and that we make only required amortization payments. In 2016, we expect to use approximately $25 million in cash to pay the Founder Contingent Compensation. We expect to fund this payment through a combination of borrowings under our revolving facility and cash on hand. In addition, we expect to use cash to make payments under the tax receivable agreement and such amounts are expected to be significant over the next fifteen years.
The following table summarizes our cash flows for the periods indicated:

	Successor		Predecessor
(In thousands)	NIne Months Ended September 30, 2015	July 17, 2014 to September 30, 2014	January 1, 2014 to July 16, 2014
Cash flows provided by (used in):
Operating activities	$30,935	$12,514	$26,339
Investing activities	(8,456)	(294,559)	(278)
Financing activities	(21,194)	297,850	(28,533)
Net increase (decrease) in cash	$1,285	$15,805	$(2,472)

Cash from Operating Activities
Operating activities provided $30.9 million of cash during the nine months ended September 30, 2015 primarily due to our net income of $5.5 million, which was reduced by $13.8 million of Founder Contingent Compensation, $3.8 million from the amortization of intangible assets and deferred financing costs and $2.4 million in equity-based compensation expense. Changes in operating asset and liability accounts represented a $1.8 million net use of cash, which was primarily comprised of a $2.2 million increase in other assets related to an increase in income taxes receivable and a $1.7 million increase in accounts receivable driven by increased sales and business activity, offset by a $1.5 million increase in accounts payable and accrued expenses and a $0.5 million decrease in inventory.
Operating activities provided approximately $12.5 million of cash during the Successor period July 17, 2014 to September 30, 2014 primarily due to our net income of $2.1 million, which was reduced by $3.8 million of Founder Contingent Compensation and $1.0 million from the amortization of intangible assets and deferred financing costs. Changes in operating asset and liability accounts represented a $6.9 million net source of cash, which was primarily comprised of a $7.9 million increase in accounts payable and accrued expenses offset by a $1.0 million increase in inventory.
Operating activities provided approximately $26.3 million of cash during the Predecessor period January 1, 2014 to July 16, 2014 primarily due to our net income of $30.6 million, which was reduced by $0.1 million for depreciation and amortization. Changes in operating asset and liability accounts represented a $4.3 million use of cash, which was primarily comprised of a $4.6 million increase in accounts receivable and a $1.0 million increase in inventory, offset by a $0.9 million increase in accounts payable and accrued expenses. This net use of cash was primarily driven by increased sales and business activity.
Cash Used in Investing Activities
For the nine months ended September 30, 2015, cash used in investing activities included approximately $7.8 million of cash used to acquire Paqui, net of cash acquired, and capital expenditures of approximately $0.6 million. Capital expenditures consisted primarily of the purchase of furniture and office equipment for our new corporate headquarters in Austin, Texas.
For the Successor period July 17, 2014 to September 30, 2014, cash used in investing activities included approximately $294.5 million of cash used in connection with the Sponsor Acquisition, net of cash acquired, and capital expenditures of approximately $0.1 million, which was primarily for production equipment located at our co-manufacturer’s facility.
For the Predecessor period January 1, 2014 to July 16, 2014, cash used in investing activities consisted of capital expenditures of approximately $0.3 million, which was primarily for production equipment located at our co-manufacturer’s facility.
Cash (Used in) from Financing Activities
Cash used in financing activities for the nine months ended September 30, 2015 included $22.3 million of distributions paid to members of Topco in May, $7.6 million of scheduled principal payments toward the outstanding balance of our term loan and $13.5 million in pay downs on our revolving facility. These uses were partially offset by borrowings of $22.5 million from our term loan and revolving facility which were used to fund the distributions paid to Topco in May.
Cash from financing activities for the Successor period July 17, 2014 to September 30, 2014 included an equity contribution of approximately $151.0 million in connection with the Sponsor Acquisition and proceeds from a $150.0 million term loan, net of related financing costs of $3.1 million.
Cash used in financing activities for the Predecessor period January 1, 2014 to July 16, 2014, included cash paid as distributions to the members of the Predecessor entity.
Tax Receivable Agreement
Immediately prior to the consummation of the IPO in August 2015, we entered into a Tax Receivable Agreement ("TRA"), with the former holders of units in Topco.  The amount payable to the former holders of units in Topco under the TRA is based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain pre-IPO tax attributes. We expect the payments we are required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above will aggregate to approximately $113.0 million through

2030. Under such scenario we will be required to pay the former holders of units in Topco 85% of such amount, or approximately $96.1 million through 2030. The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and TRA payments by us will be calculated using prevailing tax rates applicable to us over the life of the TRA and will be dependent on us generating sufficient future taxable income to realize the benefit. Payments will be made by us on an annual basis (assuming we earn sufficient taxable income in a given fiscal year so as to realize tax benefits) beginning in 2016 with respect to the 2015 tax year and generally within 60 days following the filing by us of our U.S. federal income tax return for the preceding fiscal year. Payments under the TRA are not conditioned upon the former holders of units in Topco continuing to own shares of our capital stock or other securities.
It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding TRA payments that are payable by us. We expect to fund our obligations under the TRA with cash flow from operating activities and borrowings under our revolving facility to the extent available. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the TRA exceed the actual benefits we realize in respect of the tax attributes subject to the TRA, or if distributions to the Company by our wholly-owned subsidiaries are not sufficient to permit the Company to make payments under the TRA after it has paid taxes.  In addition, if the IRS were to successfully challenge the tax benefits that give rise to any payments under the TRA, our future payments under the TRA to the former holders of units of Topco would be reduced by the amount of such payments, but the TRA does not require the former holders of units of Topco to reimburse us for the amount of such payments to the extent they exceed any future amounts payable under the TRA.  Also, if we elect to terminate the TRA early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits (if any). In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and we may not be able to finance our obligations under the TRA.
Indebtedness
On July 17, 2014, SkinnyPop Popcorn LLC entered into the Credit Agreement, which provided for a $150.0 million term loan facility and a $7.5 million revolving facility (with sublimits for swingline loans and the issuance of letters of credit). These senior secured credit facilities, or the Credit Facility, were guaranteed by the Company. The Credit Facility will mature on July 17, 2019, with an option to extend the maturity of the term loan with the consent of lenders willing to provide such extension.
The Credit Facility replaced our prior line of credit, which had a zero balance immediately prior to the entry into the Credit Facility. Immediately after the closing of the Credit Facility, total outstanding debt under the Credit Facility was approximately $150.0 million in term loan debt and $0 in borrowings under the revolving facility.
On August 18, 2014, we amended the Credit Facility, or the Amended Credit Facility, to remove certain total funded debt-to-EBITDA interest rate reductions and implement a static interest rate margin based on either the Eurodollar Rate or the Base Rate (as each is defined in the Amended Credit Facility).
On December 23, 2014, we amended the Amended Credit Facility to increase our term loan borrowings by $50.0 million to a total of $200.0 million, with such borrowings having the same interest rate as the original term loans under the Amended Credit Facility. In addition, we amended the financial covenants in the Amended Credit Facility to increase the total funded debt-to-EBITDA covenant for each quarterly period to reflect our higher leverage. The Amended Credit Facility, as so amended is referred to as the Second Amended Credit Facility.
On May 29, 2015, we amended the Second Amended Credit Facility to increase our term loan borrowings by $7.5 million to a total of $205 million, net of principal payments made in the first quarter of 2015 totaling $2.5 million, and our revolving facility by $17.5 million to a total of $25 million. The Second Amended Credit Facility, as so amended, is referred to as the Third Amended Credit Facility.  At the closing of the Third Amended Credit Facility, we borrowed $15 million under our revolving facility, which, along with our term loan borrowings, have the same interest rate as the term and revolving loans under the Second Amended Credit Facility. The interest rate on our outstanding indebtedness was 5.5% per annum at September 30, 2015 and December 31, 2014. Assuming the interest rate and the outstanding principal amount of our indebtedness remains the same, we expect our actual cash interest expense to be approximately $11.6 million in 2015. This is a substantial increase from 2014 when our actual cash interest expense was $4.0 million in the Successor period from July 17, 2014 to December 31, 2014. We also expect to use $10.2 million in cash in 2015 to make required principal payments against the total principal outstanding in accordance with the maturity schedule.

Proceeds from the initial term loan borrowings were primarily used to finance the Sponsor Acquisition and to pay fees and expenses in connection therewith. Proceeds of the Second Amended Credit Facility were primarily used to pay the December 2014 Special Dividend to the equity holders of Topco. Proceeds from the Third Amended Credit Facility were primarily used to pay the May 2015 Special Dividend to the equity holders of Topco. In the future, we may use the revolving facility for working capital and for other general corporate purposes, including acquisitions, investments, dividends and distributions, to the extent permitted under the Third Amended Credit Facility. The Third Amended Credit Facility also provides that, upon satisfaction of certain conditions, we may increase the aggregate principal amount of the loans outstanding thereunder by an amount not to exceed $50 million, subject to receipt of additional lending commitments for such loans.
Interest
Outstanding term loan and revolving facility borrowings under the Third Amended Credit Facility bear interest at a rate per annum equal to (a) the Eurodollar Rate plus 4.50% or (b) the Base Rate (equal in this context to the greater of (i) the prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) the Eurodollar Rate plus 1.00%) (but subject to a minimum of 2.00%) plus 3.50%. The term loans under the Third Amended Credit Facility, amortize in equal quarterly installments of approximately $2.6 million, with the balance due at maturity.
We are required to pay a commitment fee of the unused commitments under the revolving facility at a rate equal to 0.50% per annum.
Guarantees
The loans and other obligations under the Third Amended Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by the Company and its existing and future wholly-owned U.S. subsidiaries and (b) secured by substantially all of the assets of the Company and its existing and future wholly-owned U.S. subsidiaries, in each case subject to certain customary exceptions and limitations.
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Third Amended Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain (x) a maximum total funded debt to consolidated EBITDA ratio of not more than 4.25 to 1.0, initially, and decreasing to 2.25 to 1.0 over the term of the Third Amended Credit Facility and (y) a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. As of September 30, 2015 and December 31, 2014, we were in compliance with our financial covenants.
In addition, the Third Amended Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Third Amended Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions. The first payment based on Excess Cash Flow (as defined in the Third Amended Credit Facility) is dependent on our results for the year ended December 31, 2015 and due not later than May 6, 2016.
Although the Third Amended Credit Facility generally prohibits payments and dividends and distributions, we are permitted, subject to certain customary conditions such as the absence of events of default and compliance with financial covenants, to make payments, dividends or distributions including (a) earnout payments, (b) payments, dividends or distributions in cash from retained excess cash flow and certain proceeds from distributions from or sales of investments, (c) payments, dividends or distributions in an unlimited amount from the proceeds of equity issuances and (d) payments, dividends or distributions not to exceed $5.0 million in the aggregate.
Under the Third Amended Credit Facility, the Founder Contingent Compensation may be paid at any time so long as no payment default under the Third Amended Credit Facility has occurred and is continuing and, immediately after giving effect to such payment, the Company has at least $5.0 million of cash and cash equivalents subject to a first priority lien in favor of the lenders party thereto plus availability under the revolving facility. In the event we are not permitted to pay the Founder Contingent Compensation under the Third Amended Credit Facility we will no longer be obligated to make such payment under the employment agreements with the founders subject to limited exceptions.

The Third Amended Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents and change in control defaults.
Other
Certain of the lenders under the Third Amended Credit Facility (or their affiliates) may provide, certain commercial banking, financial advisory and investment banking services in the ordinary course of business for us and our subsidiaries, for which they receive customary fees and commissions.
Notes Payable
In April 2015, we issued approximately $3.9 million in unsecured notes payable to the sellers of Paqui in connection with its acquisition. The notes bear interest at a rate per annum of 1.5% with principal and interest due at maturity on March 31, 2018. We recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms, which is amortized to interest expense over the term of the notes using the effective-interest method.
Contractual Obligations and Other Commitments

Except as discussed in Notes 1, 9, 10 and 11, in the accompanying Notes to Consolidated Financial Statements contained in Item 1, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2014.

Off Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting polices and estimates. The application of each of these critical accounting policies and estimates was discussed in "Critical Accounting Policies and Estimates" included in our Form S-1, filed with the SEC on July 30, 2015, in connection with our IPO.

Tax Receivable Agreement

In August 2015, we entered into a Tax Receivable Agreement (“TRA”) with the former holders of units in Topco. We estimated the liability incurred by the Company under the TRA at approximately $96.1 million, based on the full and undiscounted amount of expected future payments under the TRA, in consideration of a reduction in our future U.S. federal, state and local taxes resulting from the utilization of certain tax attributes. We accounted for the amount payable under the TRA as a dividend and have determined, in consultation with our general counsel, there are no relevant state laws or Company bylaws that address the specific equity account for which distributions to stockholders can be made. Accordingly, we have made an accounting policy election for such special dividend transactions to be recorded against additional paid in capital.

Goodwill and Indefinite-Lived Intangible Assets

We completed our annual impairment testing of goodwill and our trade names as of July 1, 2015. The analysis and assessment of these assets indicated that no impairment was required as the fair values exceeded the recorded carrying values. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future.

Non-GAAP Financial Measures
We include Adjusted EBITDA and operating cash flow less capital expenditures, which we refer to as the non-GAAP metrics, in this report because they are important measures upon which our management assesses our operating performance. We use Adjusted EBITDA as a key performance metric because we believe it facilitates operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and the impact of equity-based compensation expense. In addition, our Credit Agreement contains financial maintenance covenants, including a total funded debt ratio and a minimum fixed charged ratio, that use Adjusted EBITDA as one of their inputs. We include operating cash flow less capital expenditures in this document because we believe capital expenditures are essential to maintaining our operational capabilities and are a recurring and necessary use of cash. We view operating cash flow less capital expenditures as a key performance metric because it reflects changes in, or cash requirements for, our working capital needs, and is useful in evaluating the amount of cash available for discretionary investments. Because such non-GAAP metrics facilitate internal comparisons of our historical operating performance on a more consistent basis, we also use them for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe the non-GAAP metrics and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.
Our use of non-GAAP metrics has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA metric does not reflect our cash expenditures for capital equipment or other contractual commitments;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements;

•	Adjusted EBITDA metrics may not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•
Operating cash flow less capital expenditures does not reflect other non-discretionary expenditures such as mandatory debt service requirements or acquisition consideration paid that could impact residual cash flow available for discretionary expenditures; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA and other non-GAAP measures differently, which reduces their usefulness as a comparative measure.
In evaluating non-GAAP metrics, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of any non-GAAP metrics should not be construed as an inference that our future results will be unaffected by these expenses or any other expenses, whether or not they are unusual or non-recurring items. When evaluating our performance, you should consider the non-GAAP metrics alongside other financial performance measures, including our net income and other GAAP results.
Adjusted EBITDA
Adjusted EBITDA is a financial performance measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net income adjusted to exclude, when appropriate, interest expense, income tax expense, depreciation, amortization of intangible assets, Founder Contingent Compensation expense, inventory fair value adjustment, equity-based compensation expenses, expenses related to the Sponsor Acquisition and other non-operational items. Below, we have provided a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

The following tables present a reconciliation of Adjusted EBITDA to our net (loss) income, the most directly comparable GAAP measure, for each of the periods indicated:

		Pro Forma			Pro Forma
		Combined			Combined
(In thousands)	Three months ended September 30, 2015	Three months ended September 30, 2014		Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net (loss) income	$(2,989)	$4,259	(1)	$5,475	$11,267	(1)
Non-GAAP adjustments:
Interest expense	3,311	3,213	(2)	9,324	9,741	(2)
Income tax expense	4,118	2,294	(3)	11,092	6,066	(3)
Depreciation	98	58		206	128
Amortization of intangible assets	1,064	1,042	(4)	3,165	3,125	(4)
Inventory fair value adjustment	—	401		—	401
Equity-based compensation expenses	997	—		2,435	—
Founder Contingent Compensation	4,602	4,602	(5)	13,805	13,805	(5)
Transaction-related expenses:
Sponsor acquisition-related expenses	—	510	(6)	—	510	(6)
IPO related expenses (7)	6,715	—		9,352	—
Professional services (8)	67	—		350	—
Executive recruitment (9)	127	137		742	137
Recapitalization expenses (10)	—	—		91	—
Severance expenses (11)	—	—		112	—
Adjusted EBITDA	$18,110	$16,516		$56,149	$45,180

(1)
Represents pro forma net income for the three and nine months ended September 30, 2014, respectively, as presented in the unaudited pro forma condensed consolidated statement of operations. Refer to the Unaudited Pro Forma Condensed Consolidated Financial Information contained in Item 2 herein.

(2)
Represents pro forma interest expense for the three and nine months ended September 30, 2014, respectively, as presented in the unaudited pro forma condensed consolidated statement of operations. Refer to the Unaudited Pro Forma Condensed Consolidated Financial Information contained in Item 2 herein.

(3)
Represents pro forma income tax expense for the three and nine months ended September 30, 2014, respectively, as presented in the unaudited pro forma condensed consolidated statement of operations. Refer to the Unaudited Pro Forma Condensed Consolidated Financial Information contained in Item 2 herein.

(4)
Represents pro forma amortization of intangible assets for the three and nine months ended September 30, 2014, respectively, as presented in the unaudited pro forma condensed consolidated statement of operations. Refer to the Unaudited Pro Forma Condensed Consolidated Financial Information contained in Item 2 herein.

(5)
Represents pro forma Founder Contingent Compensation for the three and nine months ended September 30, 2014, respectively, as presented in the unaudited pro forma condensed consolidated statement of operations. Refer to the Unaudited Pro Forma Condensed Consolidated Financial Information contained in Item 2 herein.

(6)
Represents pro forma adjusted Sponsor Acquisition-related expenses for the three and nine months ended September 30, 2014, respectively, as presented in the unaudited pro forma condensed consolidated statement of operations. Refer to the Unaudited Pro Forma Condensed Consolidated Financial Information contained in Item 2 herein.

(7)
Includes performance bonuses and related payroll taxes paid to employees upon the completion of the IPO, a financial advisory fee paid to an advisor in connection with the IPO, and legal, accounting, consulting, printing, filing and listing fees paid in connection with the IPO process.

(8)	Represents transaction costs associated with legal and accounting services.

(9)
Represents the recognized expense associated with sign-on and retention bonuses for certain executive hires and certain recruiting fees. We are permitted to add back expenses of this type in determining Adjusted EBITDA under the Credit Agreement governing our term loan. Adjusted EBITDA (as defined therein) is used thereunder in determining our financial maintenance covenants and for calculating ratios in our debt incurrence covenants and is therefore an important measure of our financial performance and our ability to take certain actions in operating our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” for more information.

(10)	Represents the expenses we incurred in connection with the May 2015 Special Dividend.

(11)
Represents severance expenses related to the acquisition of Paqui. We are permitted to add back expenses of this type in determining Adjusted EBITDA under the credit agreement governing our term loan. Adjusted EBITDA (as defined therein) is used thereunder in determining our financial maintenance covenants and for calculating ratios in our debt incurrence covenants and is therefore an important measure of our financial performance and our ability to take certain actions in operating our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” for more information.

Operating Cash Flow Less Capital Expenditures
Operating cash flow less capital expenditures is a financial measure that is not calculated in accordance with GAAP. We define “operating cash flow less capital expenditures” as cash from operating activities, which is the most comparable GAAP financial measure, reduced by capital expenditures. Below, we have provided a reconciliation of operating cash flow less capital expenditures to our cash from operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP. Operating cash flow less capital expenditures should not be considered as an alternative to cash from operating activities or any other measure of financial performance calculated and presented in accordance with GAAP. Our operating cash flow less capital expenditures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate operating cash flow less capital expenditures in the same manner as we calculate the measure. Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash from operating activities. We view operating cash flow less capital expenditures as an important measure because it reflects changes in, or cash requirements for, our working capital needs, and is one factor in evaluating the amount of cash available for discretionary investments.
The following tables present a reconciliation of operating cash flow less capital expenditures to cash from operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Successor		Predecessor
(In thousands)	Nine Months Ended September 30, 2015	July 17, 2014 to September 30, 2014	January 1, 2014 to July 16, 2014
Cash from operating activities	$30,935	$12,514	$26,339
Capital expenditures	(626)	(107)	(278)
Operating cash flow less capital expenditures	$30,309	$12,407	$26,061
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include market sensitivities as follows:
Ingredient Risk
We purchase ingredients, including popcorn kernels, sunflower oil, flavoring and packaging materials used in the contract manufacturing of our products. These ingredients are subject to price fluctuations that may create price risk. We seek to mitigate the impact of ingredient cost increases through forward-pricing contracts and taking physical delivery of future ingredient needs. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers. No material changes have occurred in relation to ingredient risk as described in our Registration Statement on Form S-1, filed with the SEC on July 30, 2015, in connection with our IPO.

Interest Rate Risk
We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. Based on the average interest rate on the Credit Facility during the nine months ended September 30, 2015 and to the extent that borrowings were outstanding, we do not believe that a 100 basis points change in the interest rate would have a material effect on our results of operations or financial condition. No material changes have occurred in relation to interest rate risk as described in our Registration Statement on Form S-1, filed with the SEC on July 30, 2015, in connection with our IPO.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to a change in interest rates.
Foreign Exchange Risk
Our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. However, to the extent our sourcing strategy changes or we commence generating net sales outside of the United States and Canada that are denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates.
Inflation
Inflationary factors, such as increases in the cost of goods sold and selling, general and administrative expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase to cover these increased costs.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require, beginning with our Annual Report on Form 10-K for the year ended December 31, 2016, annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, as of the later of the filing of such Annual Report and the date we are no longer an “emerging growth company” we will require a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet our deadline for compliance with Section 404.
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that with the exception of the material weakness identified in the 2014 audit of our financial statements that we are working to remediate, our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting and Material Weakness Identified

In connection with the 2014 audit of our financial statements, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness related to our presentation and classification of certain promotional obligations in the consolidated financial statements as well as our accounting for pricing concessions. We have developed a plan with respect to the tracking of demonstration expenses and pricing concessions and are in the process of implementing controls and procedures that we expect will enable us to remediate the material weakness by December 31, 2015.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. See “Risk Factors—Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation”.
Item 1A. Risk Factors.
Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, operating results, financial condition, or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.
Risks Related to Our Business
Risks Related to Our Products
We rely on sales to a limited number of distributors and retailers for the substantial majority of our net sales, and the loss of one or more such distributors or retailers may harm our business.
A substantial majority of our sales are generated from a limited number of distributors and retailers, which we refer to as customers. For the nine months ended September 30, 2015 (Unaudited), sales to our two largest customers, Costco and Sam’s Club, represented approximately 32% and 17% of our net sales, respectively. In addition, these two customers accounted for approximately 36% of our accounts receivable as of September 30, 2015. Although the composition of our significant customers may vary from period to period, we expect that most of our net sales and accounts receivable will continue to come from a relatively small number of customers for the foreseeable future. We do not have commitments or minimum volumes that ensure future sales of our products to any of our customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. In addition, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, customers may take actions that negatively affect us. The loss of, or a reduction in sales or anticipated sales to, one or more of our most significant distributors or retailers may have a material adverse effect on our business, results of operation and financial condition.
Further, through our brand SkinnyPop, we have relatively new relationships with some of the largest U.S. retail chains such as Walmart, Target and CVS Pharmacy, and these customers may find, as they gain more experience selling our products, that their respective abilities to sell SkinnyPop products does not meet their expectations or they may not continue to place orders for our products.
Sales of a limited number of SkinnyPop products and flavors contributed all of our historical profitability and cash flow. A reduction in the sale of our SkinnyPop products would have a material adverse effect on our ability to remain profitable and achieve future growth.
All of our net sales for Pro Forma Year Ended December 31, 2014 (Unaudited) resulted from sales of our SkinnyPop products. Additionally, during this time period, approximately 87% of our SkinnyPop branded sales came from a variety of stock-keeping-units, or SKUs, under our Original flavor. All of our secondary flavors, White Cheddar Flavor, Naturally Sweet, Black Pepper and a rotational Hatch Chile flavored SKU, were first introduced in late 2013 or 2014 and represent a relatively small portion of our sales. We cannot be certain that we will be able to continue to commercialize or expand distribution of our existing flavors of popcorn products or that any of our future food products and flavors will be accepted in their markets. Any inability on our part to stay current with food and consumer trends through new products could have a material adverse effect on our business performance. Because sales of our SkinnyPop products make up all of our historical profitability and cash flows, reductions in sales of these products will have an adverse effect on our profitability and ability to generate cash to fund our product development, research and development efforts or potential acquisitions.
The following factors, among others, could affect continued market acceptance and profitability of SkinnyPop products:

•	the introduction of competitive products;

•	changes in consumer preferences among RTE popcorn and other snack food products;

•	changes in consumer eating and snacking habits, including trends away from certain categories, including major allergen-free, gluten-free and non-GMO products;

•	changes in awareness of the social effects of farming and food production;

•	changes in consumer perception about trendy snack products;

•	changes in consumer perception regarding the healthfulness or BFY nature of our products;

•	the level and effectiveness of our sales and marketing efforts;

•	any unfavorable publicity regarding RTE popcorn products or similar products;

•	any unfavorable publicity regarding the SkinnyPop brand;

•	litigation or threats of litigation with respect to our products;

•	the price of our products relative to other competing products;

•	price increases resulting from rising commodity costs;

•	any changes in government policies and practices related to our products, labeling and markets;

•	regulatory developments affecting the manufacturing, labeling, marketing or use of our products;

•	new science or research that disputes the healthfulness of our products; and

•	adverse decisions or rulings limiting our ability to promote the benefits of popcorn products.
Adverse developments with respect to the sale of SkinnyPop products would significantly reduce our net sales and profitability and have a material adverse effect on our ability to maintain profitability and achieve our business plan.
We currently depend exclusively on one third-party co-manufacturer with one location to manufacture all of our SkinnyPop products. The loss of this co-manufacturer or the inability of this co-manufacturer to fulfill our orders would adversely affect our ability to make timely deliveries of our product and would have a material adverse effect on our business.
Currently, all of our SkinnyPop products are produced by one third-party co-manufacturer, which maintains only one facility for all of its customers. Our agreement with the third-party co-manufacturer provides that we will order a minimum amount of products each year during the agreement’s term. If we do not meet the minimum order amount, we must pay a penalty fee if the third-party co-manufacturer is no longer our exclusive manufacturer. The agreement may be terminated by us upon written notice and the payment of a termination fee. There can be no assurance that the third-party co-manufacturer's capacity will be sufficient to fulfill our orders, and any supply shortfall could materially and adversely affect our business, results of operations and financial condition. Additionally, we face the risk of disruption to our production and sales processes if the third-party co-manufacturer is unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us or suffers a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event. In addition, we are responsible for any increase in the third-party co-manufacturer's costs and may not be able to pass these costs on to our customers. In order to continue manufacturing our products in the event of a disruption to our production and sales processes, we would have to identify and qualify new manufacturers, including obtaining third party certifications for claims, which we may be unable to do in a timely manner, if at all. From time to time, we need to seek new manufacturers or enter into new arrangements with our existing manufacturer. However, only a limited number of manufacturers may have the ability to produce our products at the volumes we need, and it could take a significant period of time to locate and qualify such alternative production sources. Moreover, it may be difficult or expensive to find manufacturers to produce small volumes of our new products. Manufacturers may impose minimum order requirements and any failure on our part to meet these requirements could increase our costs. There can also be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity in order to meet our requirements, which could materially adversely affect our ability to make timely deliveries of product. In addition, we may be unable to negotiate pricing or other terms with our existing or new manufacturers as favorable as what we currently enjoy. Furthermore, there is no guarantee a new third-party manufacturing partner could accurately replicate the production process and taste profile of our existing products.
Given our third-party co-manufacturer operates from a single site, shipments to and from the warehouses where our products are stored could be delayed for a variety of reasons, including weather conditions, strikes and shipping delays. Any significant delay in the shipments of product would have a material adverse effect on our business, results of operations and financial condition and could cause our sales and profitability to fluctuate during a particular period or periods.
We rely, in part, on our third-party co-manufacturer to maintain the quality of our products. The failure or inability of this co-manufacturer to comply with the specifications and requirements of our products could result in product recall and could adversely affect our reputation.
Our third-party co-manufacturer is required to maintain the quality of our products and to comply with our product specifications and requirements for certain certifications. Our third-party co-manufacturer is also required to comply with all federal, state and local laws with respect to food safety. Additionally, certain retail customers, such as Costco, require our third-party co-manufacturer to maintain minimum independent certifications, such as SQF Level 2 Certification or Hazard Analysis and Critical Control Points, or HACCP, certification. However, our third-party co-manufacturer may not continue to produce products that are consistent with our standards or that are in compliance with applicable laws, and we cannot guarantee that we will be able to identify instances in which our third-party co-manufacturer fails to comply with our standards or applicable laws. Any such failure, particularly if it is not identified by us, could harm our brand and reputation as well as our customer relationships. We would have these same issues with any new co-manufacturer, and they may be exacerbated due to the newness of the relationship. The failure of any manufacturer to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.
We do not have any contracts with our customers that require the purchase of a minimum amount of our products. The absence of such contracts could result in periods during which we must continue to pay costs and service indebtedness with reduced sales.
Our customers do not provide us with firm, long-term or short-term volume purchase commitments. As a result of the absence of such contracts, we could have periods during which we have no or limited orders for our products, but we will continue to have to pay our costs, including those to maintain our work force and service our indebtedness with reduced sales. We cannot assure you that we will be able to timely find new customers to supplement periods where we experience no or limited purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for our products could have a material adverse effect on our net income, cause us to incur losses or result in violations of the covenants contained in our Credit Facility.
Conversely, we may experience unanticipated increased orders for our products from these customers that can create supply chain problems and may result in orders we may be unable to meet. Unanticipated fluctuations in product requirements by our customers could result in fluctuations in our results from quarter to quarter.
Because we rely on a limited number of raw materials to create our products and a limited number of third-party suppliers to supply our raw materials, we may not be able to obtain raw materials on a timely basis, at cost effective pricing or in sufficient quantities to produce our products.
We use a specific type of popcorn kernel of limited production, sunflower oil, a variety of seasonings and salt to make our popcorn products. There may be a limited market supply of any of our core ingredients, including in particular the specific popcorn kernel we use. In addition to the market limitations of the raw materials used to make our product, we rely on a limited number of third-party suppliers to supply us with such raw materials. Although we have multiple suppliers for our popcorn seasoning, we have a single supplier for the sunflower oil and only two key suppliers for the popcorn kernels used in our products. As of December 31, 2014, two vendors accounted for approximately 74% of our accounts payable. During the year ended December 31, 2014, all of our products were made using sunflower oil, popcorn kernels and salt as their bases. Any ordering error on our part or disruption in the supply of sunflower oil, popcorn kernels in general, or our specific type of popcorn kernel, could have a material adverse effect on our business, particularly our profitability and our margins. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply, pricing or exclusive access to raw materials from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. Additionally, we may be adversely affected if there are increases in demand for the specific raw materials we use in our products, there is a reduction in overall supply of our required raw materials or our suppliers raise their prices, stop selling to us or our third-party manufacturer or enter into arrangements that impair their abilities to provide us or our third-party manufacturer with raw materials.
Events that adversely affect our suppliers could impair our ability to obtain raw material inventory in the quantities that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, as well as natural or man-made disasters or other catastrophic occurrences.
If we experience significant increased demand for our products, or need to replace an existing supplier, there can be no assurance that additional supplies of raw materials will be available when required on acceptable terms, or at all, or that any supplier would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality standards. Even if our existing suppliers are able to expand their capacities to meet our needs or we are able to find new sources of raw materials, we may encounter delays in production, inconsistencies in quality and added costs. We are not able to pass increased costs onto the customer immediately, if at all, which may decrease or eliminate our profitability in any period. Any delays or interruption in, or increased costs of, our supply of raw materials could have an adverse effect on our ability to meet consumer demand for our products and result in lower net sales and profitability both in the short and long term.
As a food production company, all of our products must be compliant with regulations by the Food and Drug Administration, or FDA, and in addition a number of our products rely on independent certification that they are non-GMO, gluten-free or Kosher. Any non-compliance with the FDA or the loss of any such certification could harm our business.
We must comply with various FDA rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. It is possible that regulations by the FDA and its interpretation thereof may change over time. As such, there is a risk that our products could become non-compliant with the FDA’s regulations and any such non-compliance could harm our business. In addition, we rely on independent certification of our non-GMO, gluten-free and Kosher products and must comply with the requirements of independent organizations or certification authorities in order to label our products as such. Currently, the FDA does not directly regulate the labeling of Kosher or non-GMO products as such. The FDA has defined the term “gluten-free” and we must comply with the FDA’s definition if we include this label on our products. Our products could lose their non-GMO and gluten-free certifications if our raw material suppliers lose their product certifications for those specified claims. We could also lose our Kosher product certification if a contract manufacturing plant is found to be in violation of required manufacturing or cleaning processes. The loss of any of these independent certifications, including for reasons outside of our control, could harm our business.
We must expend resources to create consumer awareness, build brand loyalty and generate interest in our products. In addition, competitors may offer significant price reductions, and we cannot ensure that consumers will find our products suitably differentiated from products of our competitors.
Our ability to develop, market and sell new and existing products at an appropriate price may be hampered by unfavorable terms of sale imposed by our customers, the inability to obtain shelf space or preferable shelf placement for our products at a reasonable cost or, once placed, the failure to have an attractive price set for our products. Competitors, many of whom have greater resources than us, vie for the same shelf placement and may offer incentives to the retailers that we cannot match. In addition, unattractive shelf placement and pricing may put us at a disadvantage to our competitors.
Even if we do obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from the shelf. Additionally, an increase in the number and quality of private-label products in the product categories in which we compete could create more pressure for shelf space and placement for branded products within each such category, which could adversely affect our sales.

To obtain and keep shelf placement for our products, we may need to increase our marketing and advertising spending in order to create consumer awareness, protect and grow our existing market share or to promote new products, which could impact our operating results. In addition, we consistently evaluate our product lines to determine whether or not to discontinue certain products. Discontinuing product lines may increase our profitability but could reduce our sales and hurt our brand, and a reduction in sales of certain products could result in a reduction in sales of other products. We cannot assure you that the discontinuation of product lines will not have an adverse effect on our business.
Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.
We purchase large quantities of raw materials, including ingredients such as popcorn kernels, sunflower oil, seasonings and salt. In addition, we purchase and use significant quantities of film and corrugate to package our products. In recent periods, the prices of yellow corn (which impacts the price of popcorn kernels), sunflower oil and fuel have been priced below their respective historical five-year averages and we have realized some benefits from these low prices in the form of reduced cost of goods sold and resulting higher gross profit margins. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade and agricultural programs. In particular, the availability, quality and cost of our specific type of popcorn kernels and sunflower oil are subject to risks inherent to farming, such as crop size, quality and yield fluctuations caused by poor weather and growing conditions, pest and disease problems and other factors beyond our control. Continued volatility in the prices of raw materials and other supplies we purchase could increase our cost of goods sold and reduce our profitability. We currently do not secure raw materials capacity and pricing for more than a year forward, nor do we hedge pricing or availability of any raw materials. As such, any material upward movement in raw materials pricing could negatively impact our margins, if we are not able to pass these costs on to our customers, or sales if we are forced to increase our prices. Additionally, should raw materials prices move meaningfully lower there is no guarantee our customers will not ask us to pass some or all of our savings on to them in the form of price reductions. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.
Certain of our raw material contracts have minimum purchase commitments that could require us to continue to purchase raw materials even if our sales have declined. Future raw material prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.
Our future business, results of operations and financial condition may be adversely affected by reduced availability of our core ingredients.
Our ability to ensure a continuing supply of our core ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow crops, the vagaries of these farming businesses (including poor harvests), changes in national and world economic conditions and our ability to forecast our ingredient requirements. The popcorn kernels and other ingredients used in our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of our core ingredients. In addition, we compete with other food producers in the procurement of ingredients, such as sunflower oil, which are often less plentiful in the open market than conventional ingredients. If supplies of our core ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply on favorable terms, or at all, which could impact our ability to supply products to distributors and retailers and may adversely affect our business, results of operations and financial condition.
Failure by our transportation providers to deliver our products on time or at all could result in lost sales.
We currently rely upon third-party transportation providers for a significant portion of our product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. We may, from time to time, change third-party transportation providers, and we could therefore face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

Severe weather conditions and natural disasters such as fires, floods, droughts, hurricanes, earthquakes and tornados can affect crop supplies, manufacturing facilities and distribution activities, and negatively impact the operating results of our business.
Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornados, insect infestations and plant disease, may affect the supply of raw materials on which we depend to make food products, or may curtail or prevent the manufacturing or distribution of food products by us. Competing manufacturers might be affected differently by weather conditions and natural disasters, depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of raw materials available to us are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could adversely affect our business and operating results.
Risks Related to Our Brands
Changes in consumer preferences and discretionary spending may have a material adverse effect on our brand loyalty, net sales, results of operations and financial condition.
We compete in a market that relies on innovation and evolving consumer preferences. We focus on products that are or are perceived to be BFY, an industry term not defined by the Food and Drug Administration. However, the food processing industry in general, and the snacking and dietary-need specific industries (including the Kosher, major allergen-free and gluten-free industries) in particular, are subject to changing consumer trends, demands and preferences. Therefore, products once considered BFY may over time become disfavored by consumers or no longer perceived as BFY. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition. Factors that may affect consumer perception of BFY products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from gluten-free or non-GMO products, trends away from specific ingredients in products and increasing awareness of the environmental and social effects of product production. Consumer perceptions of the nutritional profile of gluten-free and non-GMO products may shift, and consumers may perceive food products with fewer carbohydrates, higher levels of protein, lower levels of fat and additional fiber as BFY. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons may have a material effect on sales. If consumer demand for our products declines, our sales and business would be negatively affected.
We may not be able to compete successfully in the highly competitive snack food industry.
The market for snack foods is large and intensely competitive. Competitive factors in the snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, innovation of on-trend snacks, variety of snacks offered, nutritional content, product packaging and package design. We compete in that market principally on the basis of product taste and quality, but also brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs (including Kosher, major allergen-free and gluten-free needs) against numerous multinational, regional and local companies. Substantial advertising and promotional expenditures may be required to maintain or improve a brand’s market position or to introduce a new product to the market, and participants in our industry are engaging with new media, including consumer outreach through social media and web-based channels. Our ability to compete may be also dependent on whether our products are placed in the BFY snack aisle or in the traditional snack food aisle, or both. An increasing focus on BFY products in the marketplace will likely increase these competitive pressures within the category in future periods.
A substantial majority of sales in the snack food industry is concentrated among large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., The Kellogg Company, ConAgra Foods, Inc., Diamond Foods, Inc., General Mills, Inc., Snyder’s-Lance, Inc. and others that have substantially greater financial and other resources than us and sell brands that are more widely recognized than ours. These and numerous other companies that are actual or potential competitors of ours, many of which have greater financial and other resources (including more employees and more extensive facilities) than us, offer products similar to ours or a wider range of products than we offer. Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours and may have unique ties to regional or national retail chains. Additionally, many of our retail customers, such as Costco and Whole Foods, have historically emphasized private-label offerings across categories as a key part of their strategy and these customers may create or expand competitive RTE popcorn and tortilla chip private-label offerings. With expansion of our operations into new markets, we have and will continue to encounter significant competition from multinational, national, regional and local competitors that may be greater than that encountered by us in our existing markets. In addition, these competitors may challenge our position in our existing markets.
All of our sales involve the sale of BFY snack food products, which has various risks and uncertainties.
All of our sales involve the sale of products designed to be BFY snack food options. While BFY snack food products are currently popular and sales of such products have been increasing rapidly, consumers may not continue to be interested in BFY snack food products. Consumers may in the future choose to purchase other products that they perceive to be BFY or more “trendy” at a future time. Consumers may prefer products with fewer carbohydrates, higher levels of protein, lower levels of certain nutrients including fat, additional fiber or different nutritional characteristics that do not favor our products or RTE popcorn in general. In addition, our business could be adversely affected if larger, well-capitalized companies elect to either enter into the healthier snack food space or competed in irrational ways that could damage our margins, or if lower-priced private-label products gain market share. We also face the risk that competitors may significantly improve the taste and quality of the BFY snack foods they sell that are competitive with our products. Additionally, we face the risk our retail customers may request or require our products to deliver certain new “on trend” attributes in our products, which may either be impossible for us to achieve or cost prohibitive for us to deliver.

Our SkinnyPop brand and reputation as a producer of BFY products may be diminished due to real or perceived quality or health issues with our products or a change in consumers’ perception of what is BFY itself, which could have an adverse effect on our business and operating results.
We believe consumers of our products rely on us to provide them with high-quality, BFY food products containing no GMOs, gluten or major allergens. Concerns regarding the ingredients used in our products or the healthfulness, safety or quality of our products or our supply chain may cause consumers to stop purchasing our products, even if the basis for the concern is unfounded, has been addressed or is outside of our control. Although we believe we have a rigorous quality control process, there can be no assurance that our products will always comply with the standards we set for our products. Adverse publicity about the healthfulness, safety or quality of our products, whether or not ultimately based on fact, may discourage consumers from buying our products and have an adverse effect on our brand, reputation and operating results.
We have no control over our products once purchased by consumers. Accordingly, consumers may store our products for long periods of time, which may adversely affect the quality of our products. If consumers do not perceive our products to be of high quality, then the value of our brand would be diminished, and our business, results of operations and financial condition could be adversely affected.
Any loss of confidence on the part of consumers in the ingredients used in our products or in the safety and quality of our products may be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as a purveyor of high-quality, BFY food products and may significantly reduce our brand value. Issues regarding the safety of any of our products, regardless of the cause, may have a substantial and adverse effect on our brand, reputation and operating results.
Our SkinnyPop brand is of significant value and our brand and reputation may be diminished due to possible consumer disagreement with the use of the word “Skinny” on our product, differences in opinion as to what products are “Skinny” or increased negative connotation with the word “Skinny”. We may be subject to claims or litigation concerning our branding or labeling practices. Food product companies are, from time to time, subject to class action lawsuits related their branding or labeling. In 2014, we settled one such lawsuit for a nominal amount. Related or similar claims or lawsuits may be brought against us in the future. Additionally, changes in applicable laws or regulations, or evolving interpretations thereof, could necessitate changes to our branding or labeling. While we have never claimed that SkinnyPop is a low fat product, the FDA and FTC currently have no definition of the word “Skinny” and could, in the future, define the term in a way that is not favorable to our existing product branding or labeling.
Consumers’ loyalty to our SkinnyPop brand may change due to factors beyond our control, which could have a material adverse effect on our business and operating results.
Our business currently depends in a large part on repeat purchases by the same consumers. We believe this purchasing pattern is indicative of brand loyalty. However, these consumers are under no obligation to continue to repeatedly purchase our product and could stop purchasing our product at any time. These consumers could cease purchasing our product for any number of reasons, some of which are beyond our control, including changing consumer trends, negative publicity regarding our brand, real or perceived quality or health issues with our products, a change in consumers’ perception of BFY, or the availability of lower priced alternative snack products, or for no reason at all. Erosion of our brand loyalty and the resulting decreased sales to consumers could have an adverse effect on our business and operating results.
We face competition in our business from generic or store branded RTE popcorn which may result in decreased demand for our products and pricing pressures.
We are subject to competition from companies, including from some of our customers, that either currently manufacture or are developing products directly in competition with our products. These generic or store-branded products may be a less expensive option for consumers than our products making it more difficult to sell our product. For example, Costco is well known for its Kirkland Signature brand, which offers high-quality products across a variety of categories at lower price points than many branded products. The development of Kirkland Signature products may cause Costco to decrease their orders of our products, require us to reduce the pricing of our products or drive Costco to change the shelf placement of our products in a detrimental way. Kroger, one of our largest customers, already competes with us through their Simple Truth RTE popcorn brand. Similarly, other large retail customers could follow similar private-label strategies. In future years, we may experience competition-induced pricing pressure from our customers due to such competition, which could have a material and adverse effect on our operating results.
If our brand or reputation is damaged, the attractive characteristics that we offer retailers may diminish, which could diminish the value of our platform.
We are currently an attractive brand for our customers because our products generate a high level of retail sales at a premium margin relative to their shelf space. This is due to both our premium price point and our sales velocity. If our brand or reputation is damaged for any reason, consumers may no longer be willing to pay a premium price for our products and we may no longer be able to generate a high sales velocity at our then-current prices. If we no longer offer these characteristics, customers may decrease their orders of our products and downgrade the in-store placement of our products, which could have an adverse effect on our business and platform.

Risks Related to Our Business Generally
Our gross profit and Adjusted EBITDA margins may be impacted by a variety of factors, including but not limited to variations in raw materials pricing, retail customer requirements and mix, sales velocities and required promotional support.
We have operated our company with strong gross profit and Adjusted EBITDA margins as compared to other food and snacking companies. Our gross profit increased $41.5 million, or 127%, from $32.7 million for the year ended December 31, 2013 to $74.2 million for the Pro Forma Year Ended December 31, 2014 (Unaudited). While we expect our gross profit to increase in absolute dollars in future periods, we expect that our gross profit as a percentage of net sales has and will fluctuate and has and may decrease as a result of the competitive and other factors described herein. Our gross profit is impacted by a number of factors, including product pricing, raw material, labor, packaging and fuel costs. Should the competitive dynamic change in our industry (which could impact our margins through forces including but not limited to requiring us to alter our pricing strategy or requiring additional promotional activity), raw materials prices increase dramatically, or any of our customer relationships change materially, then we may not be able to continue to operate at our current margins. Additionally, should unforeseen events require our company to make significant and unplanned investments in additional infrastructure or marketing activities, our gross profit and Adjusted EBITDA margins could be materially reduced.
We may be subject to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm.
We sell products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration, mislabeling and misbranding. Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products. A widespread product recall or product withdrawal may negatively and significantly impact our sales and profitability for a period of time and could result in significant losses depending on the costs of the recall, the destruction of product inventory, product availability, competitive reaction and customer and consumer reaction. We may also be subject to claims or lawsuits resulting in liability for actual or claimed injuries, illness or death. Any of these events may result in a material adverse effect on our business. Even if a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation.
From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.
For example, in 2014, a putative class action lawsuit was filed against our Predecessor related to the compliance of its product labels with various state and federal laws. The case settled for a nominal amount and was later dismissed with prejudice in July 2014 after SkinnyPop Popcorn LLC updated its product labels. From time to time, we have received threats by plaintiffs’ attorneys to bring similar class action lawsuits related to other alleged product label claims, including relating to the BFY nature of our products. We would vigorously defend any threatened lawsuit if brought. Such a lawsuit or related or similar claims or lawsuits may be brought against us in the future and the cost of defending against any such claims could be significant. There is an additional risk that these types of suits may lead to consumer confusion, distrust and additional legal challenges for companies faced with them. Should we become subject to related or additional unforeseen lawsuits, including claims related to our products or their labeling or advertising, consumers may avoid purchasing our products or seek alternative products, even if the basis for the claims against us is unfounded. Additionally, adverse publicity about any lawsuit in which we are involved may further discourage consumers from buying our products. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Uncertainty as to the ingredients used in our products, regardless of the cause, may have a substantial and adverse effect on our brand and our business, results of operations and financial condition. In addition, some lawsuits have been filed against companies who make “natural” claims on their products. We make no “natural” claims on our products, but we do currently label our SkinnyPop products with “No Artificial Anything”.
We have also been a party to several claims and proceedings in both the US Patent and Trademark Office and federal court regarding competitors’ attempted or actual infringement of the “SKINNYPOP” trademark. Each of these proceedings has resulted in a resolution whereby the competitor has expressly acknowledged our exclusive trademark rights to use “SKINNY” with respect to popcorn products. In some instances, however, we have expressly acknowledged the competitor’s rights to the term “SKINNY” with respect to non-popcorn snack foods. Additional matters may continue to arise from time to time where other competitors use the term “SKINNY” to refer to their products, and we may or may not be able to assert our trademark rights based on the specific facts in each case. We will continue to monitor and address such facts on a case-by-case basis.
We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.
Our ability to compete effectively depends in part upon protection of our rights in trademarks, trade dress, copyrights and other intellectual property rights we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We may not be able to preclude third parties from using the term “SKINNY” with respect to food or beverage products, and may not be able to leverage our branding beyond our current product offerings. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing our products, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition or results of operations.
We may not be successful in implementing our growth strategy, including without limitation, enhancing our brand recognition, increasing distribution of our products, attracting new consumers to our brands, and introducing new products and product extensions, either on a timely basis or at all.
Our future success depends in large part on our ability to implement our growth strategy, including without limitation, enhancing our brand recognition, increasing distribution of our products, attracting new consumers to our brands, driving repeat purchase of our products and introducing new products and product extensions. Our ability to implement our growth strategy depends, among other things, on our ability to develop new products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores and supermarkets, increase customer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products and compete with numerous other companies and products. In late 2014 and early 2015, SkinnyPop achieved significant distribution gains with some of the largest U.S. retail chains, including Walmart, Target and CVS Pharmacy. We cannot provide assurances to you that these customers will achieve performances comparable to our more seasoned retail customers nor that we will continue to expand retail distribution by adding more retail locations or SKU varieties as we have done with several other key customers in the past. We also cannot assure you that we will be able to successfully implement our growth strategy and continue to maintain growth in our sales. If we fail to implement our growth strategy, our sales and profitability may be adversely affected.
We may be unable to successfully identify and execute or integrate acquisitions.
On April 17, 2015 we acquired Paqui. In addition, we plan to selectively pursue acquisitions in the future, to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our platform of healthier snacks. However, although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete. Acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase prices and/or adversely affect our ability to consummate deals on favorable or acceptable terms, the potential unavailability of financial resources necessary to consummate acquisitions in the future, the risk that we improperly value and price a target, the potential inability to identify all of the risks and liabilities inherent in a target company notwithstanding our due diligence efforts, the diversion of management’s attention from the operations of our business and strain on our existing personnel, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of our stockholder’s net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may pose risks associated with entry into new geographic markets, including outside the United States, distribution channels, lines of business or product categories, where we may not have significant or any prior experience and where we may not be as successful or profitable as we are in businesses and geographic regions where we have greater familiarity and brand recognition. Potential acquisitions may also entail significant transaction costs and require a significant amount of management time, even where we are unable to consummate or decide not to pursue a particular transaction.
In addition, even when acquisitions, such as the acquisition of Paqui, are completed, integration of acquired entities can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on our personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.
Our continued success depends to a large extent on our ability to innovate successfully and on a cost-effective basis.
The food industry and retailers in the grocery industry use new products as a way of creating excitement and variety of choices in order to attract consumers. Therefore, a key element of our growth strategy is to introduce new products and to successfully innovate our existing products and to keep up with changing consumer tastes and trends. Success in product development is affected by our ability to anticipate consumer preferences, to leverage our research and development capabilities, and to utilize our management’s ability to launch new or improved products successfully and on a cost-effective basis. It is possible that we will be unable to develop new products to address consumer demands.
The development and introduction of new products requires substantial research and development and marketing expenditures, which we may be unable to recover if the new products do not achieve commercial success and gain widespread market acceptance. Product innovation may also result in increased costs resulting from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, new product formulas and possibly new manufacturers. There may also be regulatory restrictions on the production and advertising of our new products, and our new products may cannibalize sales of our existing products. In addition, underperformance of new product launches would damage overall brand credibility with customers and consumers.
Further, new products may not achieve success in the marketplace, due to lack of demand, failure to meet consumer tastes or otherwise. If we are unsuccessful in our product innovation efforts and demand for our products declines, our business would be negatively affected.
Additionally, we do not have exclusive rights to the term “SKINNY” and therefore other companies in the food and beverage categories could use the term, which would inherently limit our ability to enter new categories with our anchor brand.
Slotting fees and customer charges or charge-backs for promotion allowances, cooperative advertising and damaged, undelivered or unsold food products may have a significant impact on our operating results and may disrupt our customer relationships.
Retailers in the grocery industry charge slotting fees for access to shelf space and often enter into promotional and advertising arrangements with manufacturers that result in the sharing of promotional and advertising costs among the retail customer, distributor or manufacturer. As the retail grocery industry has consolidated and become more competitive, retail customers have sought greater participation by manufacturers in cooperative promotional and advertising arrangements, and are more inclined to pass on unanticipated increases in promotional and advertising costs to manufacturers. Additionally, retailers are exhibiting a greater willingness to take deductions for damaged, undelivered and unsold products or to return unsold products to manufacturers. If we are charged significant and unanticipated promotional allowances or advertising charges by retail customers, or if our customers take substantial charge-backs or return material amounts of our products, the operating results and liquidity of our business could be harmed, perhaps substantially. Moreover, an unresolved disagreement with a retail customer concerning promotional allowances, advertising charges, charge-backs or returns could significantly disrupt or cause the termination of a customer relationship, immediately reducing our sales and liquidity. Because of the limited number of retail customers in the U.S. grocery market, the loss of even a single retail customer could have a long-term negative impact on our financial condition and net sales.
Changes in retail distribution arrangements can result in the temporary loss of retail shelf space and disrupt sales of food products, causing our sales to fall.
From time to time, retailers change distribution centers that supply some of their retail stores. If a new distribution center has not previously distributed our products in that region, it may take time to get a retailer’s distribution center to begin distributing new products in its region. Even if a retailer approves the distribution of products in a new region, product sales may decline while the transition in distribution takes place. If we do not get approval to have our products offered in a new distribution region or if getting this approval takes longer than anticipated, our sales and operating results may suffer.
Fluctuations in our results of operations from quarter to quarter because of changes in our promotional activities may impact, and may have a disproportionate effect on, our overall financial condition and results of operations.
Our business is subject to quarterly fluctuations due to the timing of and demand for customer-driven promotional activities, which may have a disproportionate effect on our results of operations. Historically, we have offered a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees and in-store displays. Our net sales are periodically influenced by the introduction and discontinuance of sales and promotion incentives. Reductions in overall sales and promotion incentives could impact our net sales and affect our results of operations in any particular fiscal quarter.

In addition, our net sales increased $76.6 million, or 138%, from $55.7 million for the year ended December 31, 2013 to $132.4 million for the Pro Forma Year Ended December 31, 2014 (Unaudited). While we expect our net sales to increase in absolute dollars in future periods, we expect that our net sales growth rate will not keep pace with our net sales growth rate in prior periods, due to the increasing cumulative size of the net sales base on which future growth rates will be measured.
Historical quarter-to-quarter and period-over-period comparisons of our sales and operating results are not necessarily indicative of future quarter-to-quarter and period-over-period results. You should not rely on the results of a single fiscal quarter or period as an indication of our annual results or our future performance.

Our future results of operations may be adversely affected by increased fuel costs.
Many aspects of our business have been, and may continue to be, directly affected by the rising cost of fuel. Increased fuel costs result in increased costs for the products and services we receive from our third-party providers including, but not limited to, increased distribution costs for our products and increased packaging costs. As the cost of doing business increases, we may not be able to pass these higher costs on to our customers and, therefore, any such cost increases may adversely affect our earnings. In addition, if fuel costs decline we may not benefit from these decreases because our customers may require us to pass on the benefit of lower prices to them.
Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.
The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products or components thereof (such as packaging) may be made, manufactured or sold. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in:

•	food and drug laws (including FDA regulations);

•	laws related to product labeling;

•	advertising and marketing laws and practices;

•	laws and programs restricting the sale and advertising of certain of our products;

•	laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products;

•	laws and programs aimed at discouraging the consumption of products or ingredients or altering the package or portion size of certain of our products;

•	increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, certain of our products;

•	state consumer protection and disclosure laws;

•	taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products; competition laws;

•	anti-corruption laws;

•	employment laws;

•	privacy laws;

•	laws regulating the price we may charge for our products; and

•	farming and environmental laws.
New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may impact our operating results or increase our costs or liabilities.
Loss of our key management or other personnel, or an inability to attract and retain such management and other personnel, could negatively impact our business.
Our success is substantially dependent on the continued service of certain members of our senior management, including Thomas Ennis, our Chief Executive Officer, or CEO, and Brian Goldberg, our Chief Financial Officer, or CFO. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers, contract manufacturers, distributors, retailers and consumers. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We have employment agreements with our key senior executives, including our CEO, CFO and Jason Shiver, our Senior Vice President of Sales, and each of our founders. However, we do not maintain key-person life insurance with respect to any of them. In 2016, we expect to pay the founders approximately $25.3 million of which $20.7 million has been accrued as of September 30, 2015. The founders’ employment agreements each expire on December 31, 2015.
Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract talented new employees, our business and results of operations could be negatively affected.
As a result of our rapid growth over the past few years, we need to continue developing an infrastructure and workforce sufficient to meet the growing demands for our products.
We have experienced rapid growth in the past few years, which included growing our net sales from $55.7 million in 2013 to $132.4 million in 2014. Rapid growth involves various risks related to ensuring that our infrastructure and personnel are sufficient to meet the growing demand for our products. For example, we must seek to identify our personnel needs in light of expected demand for our products, and we will need to identify, recruit, train and retain qualified employees in order to serve this anticipated demand, in all areas of our operations. Because we may hire additional employees in order to meet potential future needs and to ensure that our sales growth does not outgrow our infrastructure, we may experience higher levels of costs of goods sold and general and administrative expense as we build this infrastructure. While we do not anticipate extensive management needs, as we grow, we may add additional layers of management, process and bureaucracy into our governing structure. In doing so, we risk losing qualified employees and members of management who were attracted to our entrepreneurial culture but who may not want to remain at a larger company.
In addition, with sales and demand growing rapidly, we need to ensure that we have sufficient manufacturing capacity, both internal capacity and manufacturing arrangements, to meet actual and potential demand for our products. This could require us to make significant capital expenditure investments in order to make sure we have sufficient manufacturing capacity. If growth does not materialize as planned, these large investments could increase our cost of goods sold without increasing our profitability.
There can be no assurance that we will be successful in all of these efforts, and any failure to maintain sufficient infrastructure and personnel will have an adverse effect on our ability to grow and improve our profitability.
A failure of our new enterprise resource planning, or ERP, system could impact our ability to operate our business, lead to internal control and reporting weaknesses and adversely affect our results of operations and financial condition.
We have recently implemented a new ERP system to provide for greater depth and breadth of functionality and effectively manage our business data, communications, supply chain, order entry and fulfillment, inventory and warehouse management and other business processes. A failure of our new system to perform as we anticipate may result in transaction errors, processing inefficiencies and sales losses, may otherwise disrupt our operations and materially and adversely affect our business, results of operations and financial condition and may harm our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders and report financial and management information on a timely and accurate basis. In addition, due to the systemic internal control features within ERP systems, we may experience difficulties that may affect our internal control over financial reporting, which may create a significant deficiency or material weakness in our overall internal controls. The risks associated with a new ERP system are greater for us as a newly public company.
We have a limited operating history, and our historical financial information is not necessarily representative of the results we may achieve in the future.
Through our Predecessor, we have been in operation since 2010. However, we only have two years of available audited consolidated financial statements. Our relatively limited available historical financial information does not necessarily reflect our future financial position, results of operations, or cash flows, and the occurrence of any of the risks discussed in this “Risk Factors” section, or any other event, could cause our future financial position, results of operations, or cash flows to materially differ from our historical financial information. While we have been profitable in the past, we cannot assure you that our profits will continue, at a similar level or at all.
We rely on information technology systems, and any inadequacy, failure, interruption or security breach of those systems may harm our ability to effectively operate our business.
We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and sales losses, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could have a material adverse effect on our business.
In addition, we sell our products over the internet through third-party websites, including those operated by Amazon.com. The website operations of such third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, electronic break-ins and similar disruptions. Furthermore, the ability of our third-party partners to conduct these website operations may be affected by liability for online content and state and federal privacy laws.
Further, because of our rapid growth, we need to ensure that we have sufficient personnel to manage our growing IT infrastructure, and that our systems generate sufficient information and reports so that our management team can better anticipate future business needs. As we grow, we may decide in the future to install a new company-wide information technology system. Any future migration to a new company-wide information technology system would be costly and potentially disruptive to our business.
Our indebtedness could adversely affect our financial condition and ability to operate our company, and we may incur additional debt.
As of December 31, 2014 and September 30, 2015, we had outstanding indebtedness in the aggregate principal amount of $200 million and $205 million, respectively. In May 2015, in connection with our Third Amended Credit Facility and as part of the May 2015 Special Dividend, we increased our term loan borrowings by $7.5 million to a total of $205 million, net of principal payments made in the first quarter of $2.5 million, and capacity on our revolving facility by $17.5 million to a total of $25 million and made a revolving loan borrowing of $15 million. The proceeds of the additional borrowings were used to fund the May 2015 Special Dividend. Our credit agreement, or the Credit Agreement, with a syndicate of lenders led by Jefferies Finance LLC, is secured by substantially all of our assets.
Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy. In addition, our ability to increase the uncommitted portion of our revolving facility may be limited by our debt level or other factors.
Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. For the year ended December 31, 2014, our actual interest expense was $4.3 million, and we expect our interest expense for the year ended December 31, 2015 to be approximately $11.6 million. In addition, we expect to use $2.6 million of cash to make principal payments in the remainder of 2015. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.
Our outstanding indebtedness under the Credit Agreement bears interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.
The Credit Agreement governing our credit facility contains various covenants that impose restrictions on us that may affect our ability to operate our business if we fail to meet those covenants or otherwise suffer a default thereunder.
We are required to comply with certain financial maintenance covenants pursuant to the Credit Agreement as of the end of each fiscal quarter, including a total funded debt ratio and a minimum fixed charge coverage ratio. The Credit Agreement contains other negative incurrence-based covenants that, among other things, limit our ability to:

•	borrow money or guarantee debt;

•	create liens;

•	make specified types of investments and acquisitions;

•	pay dividends on or redeem or repurchase stock;

•	enter into new lines of business;

•	enter into transactions with affiliates; and

•	sell assets or merge with other companies.
Should we be in default under any of such covenants, Jefferies Finance LLC shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then-unpaid principal and accrued but unpaid interest under the Credit Agreement and would permit lenders to foreclose upon the collateral securing the debt. As of September 30, 2015, we believe that we were in compliance with all covenants of the Credit Agreement.
As we execute our business strategy, we may not be able to remain in compliance with our financial covenants because various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. These restrictions on the operation of our business through the requirement that we meet certain ratios to take certain actions could harm us by, among other things, limiting our ability to take advantage of financing, merger and acquisition opportunities and other corporate opportunities. Additionally, any acceleration of the borrowings under the Credit Agreement prior to the applicable maturity dates could have a material adverse effect upon our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Indebtedness”.
To the extent we further grow our business outside of the United States and Canada, we will face risks associated with conducting business in foreign markets.
We currently conduct most of our business in the United States and Canada, but we are evaluating the possibility of doing business in certain other foreign countries. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States and Canada, differences in consumer preferences and trends between the United States and Canada and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling, food and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. To the extent we grow our business outside of the United States and Canada, we could be adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries that have historically experienced a high degree of political or economic instability.
Examples of risks inherent in doing business outside of North America include changes in the political and economic conditions in the countries in which we operate, unexpected changes in regulatory requirements, changes in tariffs, the adoption of foreign or U.S. laws limiting exports to or imports from certain foreign countries, fluctuations in currency exchange rates and the value of the U.S. dollar, restrictions on repatriation of earnings, expropriation of property without fair compensation, weak protection of intellectual property rights and the acceptance of business practices that are not consistent with or are antithetical to prevailing business practices we are accustomed to in the United States, including export compliance and anti-bribery practices and governmental sanctions. We may also face difficulties in operations and diversion of management time in connection with establishing our business in countries where we have not operated before.

Doing business outside the United States requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the Foreign Corrupt Practices Act, or FCPA, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the United Kingdom Bribery Act, or the Bribery Act, extends beyond bribery of foreign public officials and also applies to transactions with individuals that a government does not employ. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Our continued expansion outside the United States, including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or Bribery Act violations in the future. Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

Period-to-period comparisons may not be meaningful given the Sponsor Acquisition of SkinnyPop by TA Associates in 2014 and may not be representative of our future performance.
Due to the Sponsor Acquisition, which was consummated on July 17, 2014, it may be difficult for you to compare our Predecessor and Successor financial results. The Sponsor Acquisition was accounted for utilizing acquisition method accounting, which resulted in new valuations for the assets and liabilities of SkinnyPop to their fair values on July 17, 2014. In addition, we are recognizing the Founder Contingent Compensation ratably over the 18 months after the date of completion of the Sponsor Acquisition. Accordingly, our historical financial information may be of limited use in evaluating our historical performance and comparing it to other periods. Additionally, due to the new valuations for the assets and liabilities of SkinnyPop, our Predecessor financial results may not be representative of our future performance. For example, for the year ended December 31, 2014, on an unaudited pro forma basis, our net income was $13.6 million, a 45% decrease from the year ended December 31, 2013.
The pro forma financial information in this Quarterly Report on Form 10-Q is presented for illustrative purposes only and does not represent what the results of operations of the combined company would have been had the Sponsor Acquisition, the December 2014 Special Dividend or the May 2015 Special Dividend occurred on January 1, 2014, the date assumed for purposes of that pro forma information, nor does it represent the actual financial position or results of operations of the combined company following the Sponsor Acquisition.
The pro forma financial information in this Quarterly Report on Form 10-Q is derived from our consolidated results of operations giving pro forma effect to the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend, more fully described in Note 1 and Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, as if such transactions occurred on January 1, 2014. It is presented for illustrative purposes only and contains certain estimates and assumptions about the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend. It does not give effect to our recent initial public offering, and in particular, the impact of the tax receivable agreement. The preparation of this pro forma financial information is based on certain assumptions and estimates that we believe are reasonable. Our assumptions may prove to be inaccurate over time and may be affected by other factors. Accordingly, the pro forma financial information may not reflect what our results of operations, financial positions and cash flows would have been had the Sponsor Acquisition, the December 2014 Special Dividend or the May 2015 Special Dividend, respectively, occurred during the periods presented or what our results of operations, financial positions and cash flows will be in the future. The pro forma information contained in this prospectus is based on adjustments that our management believes are reasonable. Our estimate of these adjustments and allocation may differ from actual amounts that we report in the future.
Our tax receivable agreement will require us to make cash payments to the former holders of units in Topco in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.
We have entered into a tax receivable agreement with the former holders of units of Topco. Pursuant to the tax receivable agreement, we are required to make cash payments to the former holders of units of Topco equal to 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of certain tax attributes that were generated when SkinnyPop was acquired by affiliates of TA Associates in July 2014. The amount of the cash payments that we are required to make under the tax receivable agreement is expected to be significant. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $113.0 million through 2030. Under such scenario we would be required to pay the holders of existing units in Topco 85% of such amount, or $96.1 million through 2030. Payments under the tax receivable agreement may vary from the foregoing estimates and will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to former holders of units of Topco under the tax receivable agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. If the Internal Revenue Service, or IRS, were to successfully challenge the tax benefits that give rise to any payments under the tax receivable agreement, our future payments under the tax receivable agreement to the former holders of units of Topco would be reduced by the amount of such payments, but the tax receivable agreement does not require the former holders of units of Topco to reimburse us for the amount of such payments to the extent they exceed any future amounts payable under the tax receivable agreement. Our obligation to make timely payments under the tax receivable agreement is not conditioned upon, and will not be modified based upon, our historical net income for any previous period or our ability to generate net income in any future period. If, however, we fail to make any payments on a timely basis under the tax receivable agreement because we do not have sufficient funds to make such payment despite using reasonable best efforts to obtain funds to make such payment (including by causing our subsidiaries to distribute or lend funds to us for such payment and accessing any sources of available credit to fund such payment), such failure will not be deemed to be a breach of a material obligation under the tax receivable agreement that would give rise to an acceleration of our payment obligations under the agreement. To the extent that we are unable to make timely payments under the tax receivable agreement for this or any other reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Furthermore, our future obligation to make payments under the tax receivable agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the tax receivable agreement. Unless earlier terminated in accordance with its terms, the tax receivable agreement will continue in force and effect until there is no further potential for tax benefit payments to be made by us to the former holders of existing units in Topco in respect of the U.S. federal, state and local tax benefits that are the subject of such agreement. Based on current tax rules and regulations as of the date of this Quarterly Report on Form 10-Q, we would expect the potential for tax benefit payments to cease no later than 2030 (or approximately fifteen years after the date of our initial public offering). For more information see [Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources].
Disruptions in the worldwide economy may adversely affect our business, results of operations, and financial condition.
Adverse and uncertain economic conditions may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, making it more difficult to sell our premium products. During economic downturns, it may be more difficult to convince consumers to switch to our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In particular, consumers may reduce the amount of products with no GMOs, gluten, or preservatives that they purchase when there are conventional offerings of similar products, which generally have lower retail prices. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. For example, during the economic downturn from 2007 through 2009, distributors and retailers significantly reduced their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.
An impairment of goodwill could materially adversely affect our net income.
We have significant goodwill, which amounted to 13.4% and 13.5% of our total assets as of September 30, 2015 and December 31, 2014, respectively. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. In accordance with GAAP, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units are less than their carrying amounts as a basis to determine whether it is necessary to perform the two-step goodwill impairment test, which we perform annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Future events that may trigger impairment include, but are not limited to, significant adverse change in customer demand, the business climate or a significant decrease in expected cash flows. When impaired, the carrying value of goodwill is written down to fair value. In the event that an impairment to goodwill is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for further information.
An impairment of indefinite-lived intangibles could materially adversely affect our net income.
We have significant indefinite-lived intangible assets, which amounted to 60.1% and 59.9% of our total assets as of September 30, 2015 and December 31, 2014, respectively. Indefinite-lived intangibles are tested for impairment annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of the indefinite-lived intangible assets may not be recoverable. When impaired, the carrying value of indefinite-lived intangible assets is written down to fair value. In the event that an impairment is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for further information.
We rely on sales agents for our products and there could be a disruption in our ability to sell products to our customers if our relationship with a major sales agent is terminated.
We are represented by 21 agents who represent almost all of our product line to supermarkets and food stores. There are a very limited number of national sales agents in the snack food industry. Our agreements with these agents are terminable by either us or them after satisfaction of a short notice period. The termination of these agreements would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers. New sales agents would also potentially face conflicts of interest with respect to their existing customers.
A determination that the employees of our current third-party manufacturer or any future third-party co-manufacturers constitute our employees could have a material adverse effect on us.
We currently outsource the manufacturing of all of our products to a third-party co-manufacturer and we expect that we will continue to outsource the manufacturing of all of our products to one or more third-party manufacturers in the future. We do not consider employees of these third-party manufacturers to be our employees. As such, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, provide workers’ compensation insurance or other employee-related benefits with respect to these manufacturers’ employees. Recently, there has been an increase in litigation against companies across industries claiming that certain individuals associated with outsourced business functions should be considered employees. Although we are not unique in our outsourcing of certain aspects of our business, such as manufacturing operations, to third parties, there is a risk that such claims may be brought against us. This risk would be increased to the extent that any of the employees of our third-party manufacturers work exclusively on the manufacture of our products. In the event of a determination by a court, federal or state taxing authorities or other relevant governmental authorities that the employees of our third-party manufacturers constitute our employees, we may be adversely affected and subject to retroactive taxes and penalties.

Risks Related to Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	market conditions or trends in the BFY packaged food industry or in the economy as a whole;

•	actions by competitors;

•	actual or anticipated growth rates relative to our competitors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission, or SEC;

•	economic, legal and regulatory factors unrelated to our performance;

•	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

•	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

•	speculation by the press or investment community regarding our business;

•	litigation;

•	changes in key personnel; and

•	future sales of our common stock by our officers, directors and significant stockholders.
In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market in the future. These sales, or the perception that these sales might occur, could depress the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In connection with our initial public offering, we, our directors, certain of our executive officers and the selling stockholders have each agreed to certain lock-up restrictions. We and they, subject to certain exceptions, will not be permitted to dispose of or hedge any shares of our common stock for 180 days (subject to extension) after the date of our initial public offering without the prior consent of the representatives. The representatives may, in their sole discretion, release all or any portion of the shares of our common stock from the restrictions in any of the lock-up agreements described above.
Additionally, the shares of common stock subject to outstanding options and restricted stock awards under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.
Also, in the future, we may issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.
Concentration of ownership among our existing executive officers, directors and principal stockholders, and our stockholders agreement with TA Associates, may prevent new investors from influencing significant corporate decisions.
As of September 30, 2015, our directors, officers and holders of 10% or more of our outstanding stock beneficially owned, in the aggregate, approximately 77.1% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of the principal stockholders. As a result of these ownership positions, these stockholders could take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power held by the principal stockholders may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with your interests as a stockholder.

In addition, we and entities affiliated with TA Associates have entered into a stockholders agreement, which we refer to as our stockholders agreement. Under our stockholders agreement, TA Associates has the right to designate three of the members of our board of directors if TA Associates owns at least 50% or more of the shares they held immediately following our initial public offering regardless of the percentage such shares represent of our total outstanding shares, two members of our board of directors if TA Associates owns between 25% and 50% of the shares they held immediately following our initial public offering regardless of the percentage such shares represent of our total outstanding shares and one member of our board of directors if TA Associates owns between 12.5% and 25% of the shares they held immediately following our initial public offering regardless of the percentage such shares represent of our total outstanding shares.
Our stockholders agreement also provides that so long as the entities affiliated with TA Associates hold at least 25% of the shares they held immediately following our initial public offering regardless of the percentage such shares represent of our total outstanding shares, we, and our subsidiaries, shall not take the following actions (or enter into an agreement to take such actions) without the approval of at least one director designated by TA Associates:

•	increase or decrease the authorized number of members of our board of directors;

•	amend our amended and restated certificate of incorporation or amended and restated bylaws or the organizational documents of any of our subsidiaries;

•
issue, create or assume any debt or equity security or debt obligation, or refinance, repurchase or prepay any security (other than repurchases of our common stock in accordance with agreements previously approved by our board of directors, including at least one director designated by TA Associates) or debt obligation;

•
pay or declare any dividend or make any distribution on, or repurchase or redeem shares of our common stock (other than repurchases of our common stock in accordance with agreements previously approved by our board of directors, including at least one director designated by TA Associates);

•
effect any sale, liquidation or dissolution of the Company, or sell, transfer or otherwise dispose of any of the material assets or properties of the Company or any of its subsidiaries, or merge with or into, or consolidate with, another entity or effect any recapitalization, reorganization, change of form of organization, forward or reverse split, dividend or similar transaction;

•
acquire any business, material assets or property for consideration in excess of $15,000,000, whether by acquisition of assets, capital stock or otherwise, and whether in consideration of the payment of cash, the issuance of capital stock or otherwise or make any investment in any person or entity in an amount in excess of $15,000,000;

•
hire or terminate any our executive officers, or enter into, amend or modify, or waive any material term of any employment agreement or material term of employment with any of our executive officers; or

•	take any action to initiate, to cause or that would result in, the voluntary bankruptcy, insolvency, dissolution, liquidation or winding up of the Company or any of its subsidiaries.
Accordingly, our stockholders agreement will limit our ability to engage in significant transactions, such as a merger, acquisition or liquidation. Conflicts of interest could arise between us and TA Associates, and any conflict of interest may be resolved in a manner that does not favor us. Any decision that TA Associates may make at some future time regarding their ownership of us will be in their absolute discretion.
We identified a material weakness in connection with our 2014 audit. If we fail to remediate that material weakness and otherwise establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, it could have a material adverse effect on our business and stock price.
As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require, beginning with our Annual Report on Form 10-K for the year ended December 31, 2016, annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, as of the later of the filing of such Annual Report and the date we are no longer an “emerging growth company” we will require a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet our deadline for compliance with Section 404.
Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified executive officers and members of our Board, particularly to serve on our audit committee, and make some activities more difficult, time-consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 and, when applicable to us, our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy.
In connection with the 2014 audit of our financial statements, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness related to our presentation and classification of certain promotional obligations in the consolidated financial statements as well as our accounting for pricing concessions. We have developed a plan with respect to the tracking of demonstration expenses and pricing concessions and are in the process of implementing controls and procedures that we expect will enable us to remediate the material weakness by December 31, 2015.
We cannot predict the success of our remediation plan or the outcome of our review at this time. During the course of the review, we may identify additional control deficiencies, which could give rise to other material weaknesses in addition to the one previously identified. We may also find that our previous and planned remediation measures have not been successful to the extent we expected, if at all. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be subject to sanctions or investigations by regulatory authorities, and investors may lose confidence in our financial information, which in turn could adversely affect the market price of our common stock.

Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.
As a public company with SEC reporting, regulatory and stock exchange listing requirements, we are incurring additional legal, accounting, compliance and other expenses that we did not incur historically. We are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and therefore need to have the ability to prepare consolidated financial statements that are compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of the and certain provisions of Sarbanes-Oxley and the regulations promulgated thereunder, which impose significant compliance obligations upon us.
We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company, or EGC, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
Although the JOBS Act permits an EGC such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, we are choosing to “opt out” of this provision, and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if our operating results do not meet the expectations of the investor community, one or more of the analysts who cover our company may change their recommendations regarding our company, and our stock price could decline.
Provisions of our amended and restated certificate of incorporation, amended and restated bylaws, our stockholders agreement and the General Corporation Law of the State of Delaware could prevent an acquisition or other change in control of our Company that may be beneficial to our stockholders.
Our amended and restated certificate of incorporation, amended and restated bylaws and provisions of the General Corporation Law of the State of Delaware, or the DGCL, to which we are subject contain provisions that could discourage, delay, or prevent a change in control of our Company or changes in our board of directors and management that the stockholders of our Company may deem advantageous.
For as long as TA Associates continues to own a substantial number of shares of our common stock, representing a substantial number of votes entitled to be cast by holders of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party that are subject to a vote of our stockholders. In addition, our stockholders agreement provides that so long as the entities affiliated with TA Associates hold at least 25% of the shares they held immediately following our initial public offering regardless of the percentage such shares represent of our total outstanding shares, we, and our subsidiaries, shall not, without the approval of at least one director designated by TA Associates, amend our amended and restated certificate of incorporation or amended and restated bylaws or effect any sale, liquidation or dissolution of the Company, or sell, transfer or otherwise dispose of any of the material assets or properties of the Company or any of its subsidiaries. Accordingly, even though TA Associates may own a small percentage of our total outstanding shares of our common stock, they will continue to have substantial influence on our business and strategy.

In addition, our amended and restated certificate of incorporation, amended and restated bylaws and the DGCL contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors with each class serving three-year staggered terms, restrictions on the ability of our stockholders to remove directors, the inability of our stockholders to fill vacancies on our board of directors, in certain instances supermajority voting requirements for stockholders to amend our amended and restated certificate of incorporation and amended and restated bylaws, prohibition on action by our stockholders by written consent, advance notice requirements for stockholder proposals and director nominations, and the inability of our stockholders to call special meetings of stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Moreover, we are subject to the restrictions on business combinations set forth in Section 203 of the DGCL, which generally will prohibit us from engaging in a business combination with a person who owns in excess of 15% of our outstanding voting stock for a period of three years after the time of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless, among other exceptions, the transaction is approved in a prescribed manner. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.
Futures sales or other issuances of our common stock or issuances of securities convertible into our common stock would result in dilution to our stockholders and could adversely impact the market price of our common stock.
As of September 30, 2015, we have outstanding 75,000,000 shares of our common stock, including 5,743,190 shares of our restricted stock. In the future we may sell additional shares of our common stock or securities convertible into our common stock to raise capital or issue additional shares of our common stock or securities convertible into our common stock as consideration for future acquisitions, which would dilute the voting power and ownership percentage of our stockholders. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that such future issuances might have on the market price for our common stock. The issuance and sale of substantial amounts of our common stock or securities convertible into our common stock, or the perception that such issuances and sales may occur, could also materially and adversely affect the market price of our common stock and impair our ability to raise capital through the issuance of additional equity securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 10, 2015, we completed our IPO of 15,000,000 shares of our common stock and on August 5, 2015 the shares began trading on the New York Stock Exchange under the ticker symbol “BETR.”  All of the shares sold in the IPO were sold by selling stockholders.  Accordingly, we did not receive any proceeds from the offering.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amplify Snack Brands, Inc.
Date: November 16, 2015	/s/ Brian Goldberg
Brian Goldberg
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.