Form 10-K
period 2015-12-31
Amplify Snack Brands, INC
filed 2016-03-29
CIK 1640313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                 Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                            Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on August 5, 2015 as reported by the New York Stock Exchange on such date was approximately $300.0 million. The Registrant has elected to use August 5, 2015, which was the initial trading date on the New York Stock Exchange, as the calculation date because on June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a privately held company. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 22, 2016, there were 74,843,470 outstanding shares of the Company’s common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2015.

AMPLIFY SNACK BRANDS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our future financial performance, including our net sales, cost of goods sold, gross profit or gross profit margin, operating expenses, ability to generate positive cash flow and ability to achieve and maintain profitability;

•	our ability to maintain, protect and enhance our brands;

•	our ability to attract and retain customers;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs and service our indebtedness;

•	our ability to produce sufficient quantities of our products to meet demands;

•	demand fluctuations for our products;

•	our ability to successfully innovate and compete in the food industry;

•	changing trends, preferences and tastes in the food industry;

•	our ability to successfully expand in our existing markets and into new U.S. and international markets;

•	worldwide economic conditions and their impact on consumer spending;

•	our expectations concerning relationships with third parties;

•	our ability to effectively manage our growth and future expenses;

•	future acquisitions of or investments in complementary companies or products;

•	changes in regulatory requirements in our industry and our ability to comply with those requirements; and

•	the attraction and retention of qualified employees and key personnel

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I

Item 1.     Business

Our Company

Amplify Snack Brands, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company" ,"we", "us" and "our") is a high growth, snack food company focused on developing and marketing products that appeal to consumers’ growing preference for Better-For-You ("BFY") snacks. Our BFY-focused snacking platform consists of two brands: SkinnyPop and Paqui. Our anchor brand, SkinnyPop is a rapidly growing, highly profitable and market leading BFY ready-to-eat ("RTE"), popcorn brand. Through its simple, major allergen-free and non-GMO ingredients, SkinnyPop embodies our BFY mission and has amassed a loyal and growing customer base across a wide range of food distribution channels in the United States. In April 2015, we acquired Paqui LLC ("Paqui"), an emerging BFY tortilla chip brand that has many of the same key taste and BFY attributes as SkinnyPop. Paqui allows us to leverage our infrastructure to help us grow into an adjacent snacking sub-segment with a second innovative BFY brand. We believe that our focus on building a portfolio of exclusively BFY snack brands differentiates us and will allow us to leverage our platform to realize material synergies across our family of BFY brands, as well as allow our retail customers to consolidate their vendor relationships in this large and growing category.

Corporate History

On July 17, 2014, SkinnyPop Popcorn LLC was acquired by investment funds affiliated with TA Associates, L.P., a leading growth private equity firm ("TA Associates"). This transaction is hereinafter referred to as the "Sponsor Acquisition". The business of SkinnyPop Popcorn LLC prior to the Sponsor Acquisition is hereinafter referred to as the "Predecessor". The business of the Company and and its consolidated subsidiaries, including SkinnyPop Popcorn LLC, following the Sponsor Acquisition is hereinafter referred to as the "Successor".

In April 2015, we acquired Paqui, a BFY tortilla chip brand for approximately $11.9 million. We may be required to pay additional earn-out consideration in 2019, which is contingent upon the achievement of a defined contribution margin during 2018. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, for additional details regarding this transaction.

On August 4, 2015, we completed our initial public offering ("IPO") in which 15,000,000 common shares from the 75,000,000 common shares then issued, were sold by selling stockholders to the public at a price of $18.00 per share. We did not receive any proceeds from the sale of shares in this offering. Refer to Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, for additional details regarding our IPO.

Industry Overview

Our brands compete in the salty snack segment, which includes products such as potato chips, tortilla chips, popcorn, cheese snacks and pretzels. In the United States, BFY brands within the salty snack segment have recently experienced a higher rate of growth relative to the overall salty snack segment. Growth in BFY snacks is driven by various factors, including the increasing importance of snacking in many consumers' diets, heightened awareness of the importance of a healthier diet, coupled with increased understanding and focus on the importance of nutrition to long-term health and wellness. Consumers are increasingly aware of their snacking choices, are demanding great tasting BFY products that can meet specific dietary requirements and are focusing on products with simple and more easily understandable ingredients.

Products

Our products are comprised of our cornerstone brand, SkinnyPop, and our recently acquired brand, Paqui.

The SkinnyPop brand was created in 2010 and is one of the leading brands in the growing RTE popcorn category. SkinnyPop is cooked with three core ingredients: popcorn, sunflower oil and salt. The SkinnyPop portfolio is currently comprised of seven flavors: Original, White Cheddar flavor, Black Pepper and Sea Salt, Naturally Sweet, Dusted Dark Chocolate flavor, Jalapeño and Hatch Chile, a seasonal offering. We offer our products in a variety of bag sizes and pack types which are sold across all channels. While the ingredients are simple, we have developed a unique combination of proprietary cooking process and carefully selected premium ingredients to achieve a desirable taste profile. Additionally, our SkinnyPop products are major allergen-free, non-GMO, gluten-free, and artificial preservative-free, making them a tasty BFY snack.

The Paqui brand was created in 2007 and acquired by us in 2015. Paqui, which is derived from the Aztec word that means “to be happy”, produces tortilla chips that taste great but are also non-GMO, gluten-free, trans fats-free, cholesterol-free and contain no MSG or artificial flavors. Paqui currently offers six core flavors: Sea Salt Delights, Nacho Cheese Especial, Roasted Jalapeño, Grilled Habanero, Very Verde Good and Haunted Ghost Pepper. Paqui provides our entry point into the $4.7 billion tortilla chip sub-market, where we believe no clear BFY market leader has emerged.

Product Innovation

Given that we compete in the global snack category, innovation is, and will continue to be, an important component of our growth strategy moving forward. Our innovation strategy is based on our ongoing research into consumers’ BFY snacking needs. We will continue to conduct extensive consumer research in order to develop successful new products including product flavor and concept testing, marketing and trend analyses and consumer prototype testing. As part of our innovation process we collaborate with nationally recognized third-party flavor houses and product development firms for new product development and then conduct our own proprietary consumer research to identify and improve upon winning new product concepts.

Customers and Distribution

We market our products predominantly throughout the United States to a variety of channels including natural and conventional grocery, drug, convenience, club, mass merchandise and a variety of alternative channels. Our net sales breakdown by channel for the year ended December 31, 2015 was comparable to the year ended December 31, 2014.

Our largest customer, Costco Wholesale, accounted for approximately 31% and 35% of our net sales for the year ended December 31, 2015 and 2014, respectively. A second customer, Sam’s Club, an affiliate of Wal-Mart Stores, Inc., accounted for 18% and 21% of our net sales for the year ended December 31, 2015 and 2014, respectively. No other customer accounted for more than 10% of net sales during the years ended December 31, 2015 and 2014.

We sell our products directly to retailers and to distributors.

Direct Sales: We rely largely on our direct sales force in combination with traditional sales brokerage firms to sell to and service our customers directly.

Distributor: The majority of our natural grocery retailers, some regional conventional grocery retailers and the majority of our alternative channels are serviced through independent food distributors that purchase products from us for resale to retailers.

Marketing and Advertising

Our marketing organization is aligned by brand and is responsible for driving each brand’s growth through strategic planning. As we continue to build out our brands, we aim to create impactful marketing communication and activation to drive awareness, trial and repeat purchases and cement brand loyalty. We believe we have significant opportunity to grow our business by increasing communications about our brand and product attributes to a wider audience of consumers.

Supply Chain

Raw Materials: The principal ingredients to manufacture our products include popcorn kernels, white corn, sunflower oil, canola oil and seasonings. Our packaging supplies consists of flexible film, cartons, trays and pouches. All of our raw materials are purchased according to rigorous standards to assure food quality and safety. These raw materials are generally available in adequate quantities from numerous sources and are often contracted out three to twelve months. We visit with major suppliers to procure competitively priced, quality materials that meet our standards.

Manufacturing: We rely on independent manufacturers, referred to as co-manufacturers in our industry, to manufacture our products. Outsourcing allows us to operate an asset-light business model and focus our efforts on innovation, marketing and sales. Our co-manufacturers are regularly audited by third parties and are required to follow rigorous food safety guidelines. We believe our co-manufacturers have the capacity to meet our current and near-term supply needs. We monitor capacity and performance of our manufacturing partners and will qualify alternate suppliers as needed. We have two different arrangements with our co-manufacturers. For the majority of our business, we supply the raw materials and the co-manufacturer is paid an agreed-upon tolling charge for each item produced. Other co-manufacturers supply items to us for a negotiated price.

Quality Control: Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. Product attributes, such as taste, aroma, texture and appearance are regularly monitored. Good Manufacturing Practices ("GMP") and comprehensive Food Safety programs are designed to produce a safe, wholesome product. Our suppliers are required to have equally robust processes in place and confirm their compliance with product specifications with Letters of Guaranty and Certificates of Analysis for shipments of raw materials to be used in our Products. Finally, random samples of our finished goods are sent regularly to a third-party laboratory for testing.

Competition

We operate in a highly competitive environment and face competition in each of our product categories. We have numerous competitors of varying sizes, including manufacturers of private-label products, as well as manufacturers of other branded food products, that compete for trade merchandising support and consumer dollars. We compete with large conventional consumer packaged foods companies such as Frito Lay, Inc., a subsidiary of PepsiCo, Inc., The Kellogg Company, ConAgra Foods, Inc., General Mills, Inc. and Snyder’s-Lance, Inc. We also compete directly with smaller, local or regional BFY snack companies including Popcorn Indiana and Angie’s as well as private-label products manufactured by retailers, some of which are our customers. An increasing focus on BFY products in the marketplace will likely increase these competitive pressures within the category in future periods.

Competitive factors in our industry include product quality and taste, brand awareness and loyalty among consumers, product variety, ingredients, interesting or unique product names, innovation of on-trend snacks, product packaging, access to supermarket shelf space, reputation, price, advertising, promotion and nutritional claims. We believe that we currently compete effectively with respect to each of these factors.

Employees

As of December 31, 2015, we had 45 employees, 24 of whom are located in our Austin, Texas headquarters, six of whom are in our customer service center in Chicago and 15 of whom are sales personnel throughout the country who work remotely. We are continuing to build our workforce with experienced individuals in order to serve our operations. None of our employees is represented by a labor union with respect to his or her employment with us. We believe our relationship with our employees is satisfactory.

Trademarks and Other Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademarks include “SKINNYPOP”, “SKINNYPACK”, “THE BIG SKINNY” and “DON’T WORRY BE PAQUI”, all of which are registered with the U.S. Patent and Trademark Office. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’ favorable perception of our products and brands. Certain of our marks are also pending registration in Canada. Our web content and the domain name, www.amplifysnackbrands.com, are owned by us and the content is copyright protected. We also rely on unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.

Government Regulation

Along with our co-manufacturers, brokers, distributors and ingredients and packaging suppliers, we are subject to extensive laws and regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the FTC, the FDA, the USDA, the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States. We are also subject to the laws of Canada, including the Canadian Food Inspection Agency, as well as provincial and local regulations.

We are subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our contract co-manufacturers, distributors and suppliers, also are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Geographic Information

Refer to Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a description of our net sales and long-lived assets by geographic area.

Additional Information

Our website is located at http://www.amplifysnackbrands.com, and our investor relations website is located at http://investors.amplifysnackbrands.com/. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is http://www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Amplify has used, and intends to continue to use, our investor relations website as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A.    Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could materially and adversely affect our business, operating results, financial condition, or prospects and cause the value of our common stock to decline, which could cause investors to lose all or part of their investment.

Risks Related to Our Business

Risks Related to Our Products

We rely on sales to a limited number of distributors and retailers for the substantial majority of our net sales, and the loss of one or more such distributors or retailers may harm our business.

A substantial majority of our sales are generated from a limited number of distributors and retailers, which we refer to as customers. For the year ended December 31, 2015, sales to our two largest customers, Costco and Sam’s Club, represented approximately 31% and 18% of our net sales, respectively. In addition, these two customers accounted for approximately 28% of our accounts receivable as of December 31, 2015. Although the composition of our significant customers may vary from period to period, we expect that most of our net sales and accounts receivable will continue to come from a relatively small number of customers for the foreseeable future. We do not have commitments or minimum volumes that ensure future sales of our products to any of our customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. In addition, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, customers may take actions that negatively affect us. The loss of, or a reduction in sales or anticipated sales to, one or more of our most significant distributors or retailers may have a material adverse effect on our business, results of operation and financial condition.
Further, through our brand SkinnyPop, we have relatively new relationships with some of the largest U.S. retail chains such as Walmart, Target and CVS Pharmacy, and these customers may find, as they gain more experience selling our products, that their respective abilities to sell SkinnyPop products does not meet their expectations or they may not continue to place orders for our products.

Sales of a limited number of SkinnyPop products and flavors contributed almost all of our historical profitability and cash flow. A reduction in the sale of our SkinnyPop products would have a material adverse effect on our ability to remain profitable and achieve future growth.

Almost all of our net sales for the year ended December 31, 2015 resulted from sales of our SkinnyPop products. The majority of our SkinnyPop branded net sales came from a variety of stock-keeping-units, or SKUs, under our Original flavor. Most of our secondary flavors, White Cheddar Flavor, Naturally Sweet, Black Pepper and a rotational Hatch Chile flavored SKU, were first introduced in late 2013 or 2014, and Dusted Dark Chocolate and Jalapeño, were introduced in late 2015, represent a relatively small portion of our sales. We cannot be certain that we will be able to continue to commercialize or expand distribution of our existing flavors of popcorn products or that any of our future food products and flavors will be accepted in their markets. Any inability on our part to stay current with food and consumer trends through new products could have a material adverse effect on our business performance. Because sales of our SkinnyPop products make up all of our historical profitability and cash flows, reductions in sales of these products will have an adverse effect on our profitability and ability to generate cash to fund our product development, research and development efforts or potential acquisitions.
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

We currently depend primarily on one third-party co-manufacturer with one location to manufacture the substantial majority of our SkinnyPop products. The loss of this co-manufacturer or the inability of this co-manufacturer to fulfill our orders would adversely affect our ability to make timely deliveries of our product and would have a material adverse effect on our business.

Currently, the substantial majority of our SkinnyPop products are produced by one third-party co-manufacturer, which maintains only one facility for all of its customers. Our agreement with our primary third-party co-manufacturer provides that we will order a minimum amount of products each year during the agreement’s term. If we do not meet the minimum order amount, we must pay a penalty fee if such third-party co-manufacturer is no longer our exclusive manufacturer. The agreement may be terminated by us upon written notice and the payment of a termination fee. There can be no assurance that the third-party co-manufacturer's capacity will be sufficient to fulfill our orders, and while we recently added an additional co-manufacturer, any supply shortfall could materially and adversely affect our business, results of operations and financial condition.

Additionally, we face the risk of disruption to our production and sales processes if our primary third-party co-manufacturer is unable or unwilling to produce sufficient quantities of our products in a timely manner or renew contracts with us or suffers a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event. In addition, we are responsible for any increase in either of our third-party co-manufacturers' costs and may not be able to pass these costs on to our customers. In order to continue manufacturing our products in the event of a disruption to our production and sales processes, we would have to increase our reliance on our other third-party co-manufacturer or identify and qualify new manufacturers, including obtaining third party certifications for claims, which we may be unable to do in a timely manner, if at all.

From time to time, we need to seek new manufacturers or enter into new arrangements with our existing manufacturers. However, only a limited number of manufacturers may have the ability to produce our products at the volumes we need, and it could take a significant period of time to locate and qualify such alternative production sources. Moreover, it may be difficult or expensive to find manufacturers to produce small volumes of our new products. Manufacturers may impose minimum order requirements and any failure on our part to meet these requirements could increase our costs. There can also be no assurance that we would be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity in order to meet our requirements, which could materially adversely affect our ability to make timely deliveries of product. In addition, we may be unable to negotiate pricing or other terms with our existing or new manufacturers as favorable as what we currently enjoy. Furthermore, there is no guarantee a new third-party manufacturing partner could accurately replicate the production process and taste profile of our existing products.

Given our primary third-party co-manufacturer operates from a single site, shipments to and from the warehouses where our products are stored could be delayed for a variety of reasons, including weather conditions, strikes and shipping delays. Any significant delay in the shipments of product would have a material adverse effect on our business, results of operations and financial condition and could cause our sales and profitability to fluctuate during a particular period or periods.

We rely, in part, on our third-party co-manufacturers to maintain the quality of our products. The failure or inability of these co-manufacturers to comply with the specifications and requirements of our products could result in product recall and could adversely affect our reputation.

Our third-party co-manufacturers are required to maintain the quality of our products and to comply with our product specifications and requirements for certain certifications. Our third-party co-manufacturer are also required to comply with all federal, state and local laws with respect to food safety. Additionally, certain retail customers, such as Costco, require our third-party co-manufacturers to maintain minimum independent certifications, such as SQF Level 2 Certification or Hazard Analysis and Critical Control Points ("HACCP"), certification. However, our third-party co-manufacturers may not continue to produce products that are consistent with our standards or that are in compliance with required certification programs or applicable laws, and we cannot guarantee that we will be able to identify instances in which our third-party co-manufacturers fail to comply with such programs or laws. Any such failure, particularly if it is not identified by us, could harm our brand and reputation as well as our customer relationships. We would have these same issues with any new co-manufacturer, and they may be exacerbated due to the newness of the relationship. The failure of any manufacturer to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

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

The principal ingredients to manufacture our products include popcorn kernels, white corn, sunflower oil, canola oil and seasonings. There may be a limited market supply of any of our core ingredients, including in particular the specific popcorn kernel we use. In addition to the market limitations of the raw materials used to make our products, we rely on a limited number of third-party suppliers to supply us with such raw materials. Although we have multiple suppliers for our popcorn seasoning, we have two suppliers for the sunflower oil and two key suppliers for the popcorn kernels used in our products. As of December 31, 2015, one vendor accounted for approximately 36% of our accounts payable. Any ordering error on our part or disruption in the supply of sunflower oil, popcorn kernels in general, or our specific type of popcorn kernel, could have a material adverse effect on our business, particularly our profitability and our margins. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply, pricing or exclusive access to raw materials from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. Additionally, we may be adversely affected if there are increases in demand for the specific raw materials we use in our products, there is a reduction in overall supply of our required raw materials or our suppliers raise their prices, stop selling to us or our third-party manufacturer or enter into arrangements that impair their abilities to provide us or our third-party manufacturer with raw materials.
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

We purchase large quantities of raw materials, including ingredients such as popcorn kernels, white corn, sunflower oil, canola oil, seasonings and salt. In addition, we purchase and use significant quantities of film and corrugate to package our products. In recent periods, the prices of yellow corn (which impacts the price of popcorn kernels), white corn, canola oil, sunflower oil and fuel have been priced below their respective historical five-year averages and we have realized some benefits from these low prices in the form of reduced cost of goods sold and resulting higher gross profit margins. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade and agricultural programs. In particular, the availability, quality and cost of our specific type of popcorn kernels and sunflower oil are subject to risks inherent to farming, such as crop size, quality and yield fluctuations caused by poor weather and growing conditions, pest and disease problems and other factors beyond our control. Continued volatility in the prices of raw materials and other supplies we purchase could increase our cost of goods sold and reduce our profitability.

We currently secure raw materials capacity and pricing for up to three years forward on certain raw materials and not more than a year forward on other raw materials. We do not hedge pricing or availability of any raw materials. As such, any material upward movement in raw materials pricing could negatively impact our margins, if we are not able to pass these costs on to our customers, or sales if we are forced to increase our prices. Additionally, should raw materials prices move meaningfully lower, there is no guarantee our customers will not ask us to pass some or all of our savings on to them in the form of price reductions. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.

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

We currently rely on third-party transportation providers for a significant portion of our product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. We may, from time to time, change third-party transportation providers, and we could therefore face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

Severe weather conditions and natural disasters such as fires, floods, droughts, hurricanes, earthquakes and tornadoes can affect crop supplies, manufacturing facilities and distribution activities, and negatively impact the operating results of our business.

Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, may affect the supply of raw materials on which we depend to make food products, or may curtail or prevent the manufacturing or distribution of food products by us. Competing manufacturers might be affected differently by weather conditions and natural disasters, depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of raw materials available to us are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could adversely affect our business and operating results.

Risks Related to Our Brands

Changes in consumer preferences and discretionary spending may have a material adverse effect on our brand loyalty, net sales, results of operations and financial condition.

We compete in a market that relies on innovation and evolving consumer preferences. We focus on products that are or are perceived to be BFY, an industry term not defined by the Food and Drug Administration. However, the food processing industry in general, and the snacking and dietary-need specific industries (including the Kosher, major allergen-free and gluten-free industries) in particular, are subject to changing consumer trends, demands and preferences. Therefore, products once considered BFY may over time become disfavored by consumers or no longer perceived as BFY. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition. Factors that may affect consumer perception of BFY products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from gluten-free or non-GMO products, trends away from specific ingredients in products and increasing awareness of the environmental and social effects of product production. Consumer perceptions of the nutritional profile of gluten-free and non-GMO products may shift, and consumers may perceive food products with fewer carbohydrates, higher levels of protein, lower levels of fat and additional fiber as BFY. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons may have a material effect on sales. If consumer demand for our products decline, our sales and business would be negatively affected.

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

Our reputation as a producer of BFY products may be diminished due to real or perceived quality or health issues with our products or a change in consumers’ perception of what is BFY itself, which could have an adverse effect on our business and operating results.

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

Consumers’ loyalty to our SkinnyPop and Paqui brands may change due to factors beyond our control, which could have a material adverse effect on our business and operating results.

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

We face competition in our business from generic or store branded products which may result in decreased demand for our products and pricing pressures.

We are subject to competition from companies, including from some of our customers, that either currently manufacture or are developing products directly in competition with our products. These generic or store-branded products may be a less expensive option for consumers than our products making it more difficult to sell our product. For example, Costco is well known for its Kirkland Signature brand, which offers high-quality products across a variety of categories at lower price points than many branded products. The development of competing Kirkland Signature products may cause Costco to decrease their orders of our products, require us to reduce the pricing of our products or drive Costco to change the shelf placement of our products in a detrimental way. Kroger, one of our largest customers, already competes with us through their Simple Truth RTE popcorn brand. Similarly, other large retail customers could follow similar private-label strategies. In future years, we may experience competition-induced pricing pressure from our customers due to such competition, which could have a material and adverse effect on our operating results.

If our brand or reputation is damaged, the attractive characteristics that we offer retailers may diminish, which could adversely affect the value of our platform.

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
There is an additional risk that these types of suits may lead to consumer confusion, distrust and additional legal challenges for companies faced with them. Should we become subject to related or additional unforeseen lawsuits, including claims related to our products or their labeling or advertising, consumers may avoid purchasing our products or seek alternative products, even if the basis for the claims against us is unfounded. Additionally, adverse publicity about any lawsuit in which we are involved may further discourage consumers from buying our products. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Uncertainty as to the ingredients used in our products, regardless of the cause, may have a substantial and adverse effect on our brand and our business, results of operations and financial condition. In addition, some lawsuits have been filed against companies who make “natural” claims on their products. We make no “natural” claims on our products.

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

On April 17, 2015, we acquired Paqui. In addition, we plan to selectively pursue acquisitions in the future, to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our platform of healthier snacks. However, although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete.

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

Our success is substantially dependent on the continued service of certain members of our senior management, including Thomas Ennis, our Chief Executive Officer ("CEO"); and Brian Goldberg, our Chief Financial Officer ("CFO"). These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers, contract manufacturers, distributors, retailers and consumers. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We have employment agreements with our key senior executives, including our CEO, CFO and Jason Shiver, our Executive Vice President of Sales and Marketing. However, we do not maintain key-person life insurance with respect to any of them. We also had employment agreements with each of our founders, which expired on December 31, 2015. As discussed in more detail in Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in March 2016 we paid the founders $23.0 million of the $25.2 million estimated obligation accrued at December 31, 2015.

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

We have experienced rapid growth in the past few years, which involves various risks related to ensuring that our infrastructure and personnel are sufficient to meet the growing demand for our products. For example, we must seek to identify our personnel needs in light of expected demand for our products, and we will need to identify, recruit, train and retain qualified employees in order to serve this anticipated demand, in all areas of our operations. Because we may hire additional employees in order to meet potential future needs and to ensure that our sales growth does not outgrow our infrastructure, we may experience higher levels of costs of goods sold and general and administrative expense as we build this infrastructure. While we do not anticipate extensive management needs, as we grow, we may add additional layers of management, process and bureaucracy into our governing structure. In doing so, we risk losing qualified employees and members of management who were attracted to our entrepreneurial culture but who may not want to remain at a larger company.

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

We have been in operation since 2010. However, we only have three years of available audited consolidated financial statements. Our relatively limited available historical financial information does not necessarily reflect our future financial position, results of operations, or cash flows, and the occurrence of any of the risks discussed in this “Risk Factors” section, or any other event, could cause our future financial position, results of operations, or cash flows to materially differ from our historical financial information. While we have been profitable in the past, we cannot assure you that our profits will continue, at a similar level or at all.

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

As of December 31, 2015 and December 31, 2014, we had outstanding indebtedness in the aggregate principal amount of $201 million and $200 million, respectively. Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy. In addition, our ability to increase the uncommitted portion of our revolving facility may be limited by our debt level or other factors.

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

Should we be in default under any of such covenants, Jefferies Finance LLC shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then-unpaid principal and accrued but unpaid interest under the Credit Agreement and would permit lenders to foreclose upon the collateral securing the debt. As of December 31, 2015, we are in compliance with all covenants of the Credit Agreement.

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

Due to the Sponsor Acquisition, which was consummated on July 17, 2014, it may be difficult for you to compare our Successor and Predecessor financial results. The Sponsor Acquisition was accounted for utilizing acquisition method accounting, which resulted in recording the assets and liabilities of SkinnyPop at their fair values on July 17, 2014.

In addition, we recognized the Founder Contingent Compensation ratably over the 18 months after the date of completion of the Sponsor Acquisition. Accordingly, our historical financial information may be of limited use in evaluating our historical performance and comparing it to other periods. Additionally, due to the new valuations for the assets and liabilities of SkinnyPop, our Predecessor financial results may not be representative of our future performance.

The pro forma financial information in this Annual Report on Form 10-K is presented for illustrative purposes only and does not represent what the results of operations of the combined company would have been had the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend occurred on January 1, 2014, the date assumed for purposes of that pro forma information, nor does it represent the actual financial position or results of operations of the combined company following the Sponsor Acquisition.

The pro forma financial information in this Annual Report on Form 10-K is derived from our consolidated results of operations giving pro forma effect to the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend, more fully described in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, as if such transactions occurred on January 1, 2014. It is presented for illustrative purposes only and contains certain estimates and assumptions about the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend. It does not give effect to our recent initial public offering, and in particular, the impact of the tax receivable agreement. The preparation of this pro forma financial information is based on certain assumptions and estimates that we believe are reasonable. Our assumptions may prove to be inaccurate over time and may be affected by other factors. Accordingly, the pro forma financial information may not reflect what our results of operations, financial positions and cash flows would have been had the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend, respectively, occurred during the periods presented or what our results of operations, financial positions and cash flows will be in the future. The pro forma information contained in this Annual Report on Form 10K is based on adjustments that our management believes are reasonable. Our estimate of these adjustments and allocation may differ from actual amounts that we report in the future.

Our tax receivable agreement will require us to make cash payments to a counterparty in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

In August 2015, we entered into a tax receivable agreement with the former holders of units of TA Topco 1, LLC ("Topco"), our former parent entity. In December 2015, all of the former holders of units of Topco collectively assigned their interests to a new counterparty. Pursuant to the tax receivable agreement, we are required to make cash payments to the counterparty equal to 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of certain tax attributes that were generated when SkinnyPop was acquired by affiliates of TA Associates in July 2014.

The amount of the cash payments that we are required to make under the tax receivable agreement is expected to be significant. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $113.1 million through 2030. Under such scenario we would be required to pay the counterparty 85% of such amount, or $96.1 million through 2030.

Payments under the tax receivable agreement may vary from the foregoing estimates and will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the counterparty under the tax receivable agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. If the Internal Revenue Service ("IRS"), were to successfully challenge the tax benefits that give rise to any payments under the tax receivable agreement, our future payments under the tax receivable agreement to the counterparty would be reduced by the amount of such payments, but the tax receivable agreement does not require the counterparty to reimburse us for the amount of such payments to the extent they exceed any future amounts payable under the tax receivable agreement.

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

Furthermore, our future obligation to make payments under the tax receivable agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the tax receivable agreement. Unless earlier terminated in accordance with its terms, the tax receivable agreement will continue in force and effect until there is no further potential for tax benefit payments to be made by us to the counterparty in respect of the U.S. federal, state and local tax benefits that are the subject of such agreement.

Based on current tax rules and regulations as of the date of this Annual Report on Form 10-K, we would expect the potential for tax benefit payments to cease no later than 2030 (or approximately fifteen years after the date of our initial public offering). For more information see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

We have significant goodwill, which amounted to 13.1% and 13.5% of our total assets as of December 31, 2015 and December 31, 2014, respectively. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. In accordance with GAAP, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units are less than their carrying amounts as a basis to determine whether it is necessary to perform the two-step goodwill impairment test, which we perform annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Future events that may trigger impairment include, but are not limited to, significant adverse change in customer demand, the business climate or a significant decrease in expected cash flows. When impaired, the carrying value of goodwill is written down to fair value. In the event that an impairment to goodwill is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further information.

An impairment of indefinite-lived intangibles could materially adversely affect our net income.

We have significant indefinite-lived intangible assets, which amounted to 58.7% and 59.9% of our total assets as of December 31, 2015 and December 31, 2014, respectively. Indefinite-lived intangibles are tested for impairment annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of the indefinite-lived intangible assets may not be recoverable. When impaired, the carrying value of indefinite-lived intangible assets is written down to fair value. In the event that an impairment is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further information.

We rely on sales agents for our products and there could be a disruption in our ability to sell products to our customers if our relationship with a major sales agent is terminated.

We are represented by 22 sales agents who represent almost all of our product line to supermarkets and food stores. There are a very limited number of national sales agents in the snack food industry. Our agreements with these agents are terminable by either us or them after satisfaction of a short notice period. The termination of these agreements would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers. New sales agents would also potentially face conflicts of interest with respect to their existing customers.

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
As of December 31, 2015, our directors, officers and holders of 10% or more of our outstanding stock beneficially owned, in the aggregate, approximately 74.7% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of the principal stockholders. As a result of these ownership positions, these stockholders could take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power held by the principal stockholders may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with the interests of other stockholders.

In addition, we and entities affiliated with TA Associates have entered into a stockholders agreement, which we refer to as our stockholders agreement. Under our stockholders agreement, TA Associates has the right to designate three of the members of our board of directors if TA Associates owns at least 50% or more of the shares they held immediately following our initial public offering regardless of the percentage such shares represent of our total outstanding shares, two members of our board of directors if TA Associates owns between 25% and 50% of the shares they held immediately following our initial public offering regardless of the percentage such shares represent of our total outstanding shares, and one member of our board of directors if TA Associates owns between 12.5% and 25% of the shares they held immediately following our initial public offering regardless of the percentage such shares represent of our total outstanding shares.

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

We identified a material weakness in connection with our 2014 audit. If the measures we have taken to remediate that material weakness are not successful or if we fail to otherwise establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, it could have a material adverse effect on our business and stock price.

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

In connection with the 2014 audit of our financial statements, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness related to our presentation and classification of certain promotional obligations in the consolidated financial statements as well as our accounting for pricing concessions. We remediated this material weakness by implementing significant changes to our internal control over financial reporting throughout the course of the year ended December 31, 2015. Refer to Item 9A contained herein, for additional details regarding the changes made to our internal control over financial reporting.

Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

As a public company with SEC reporting, regulatory and stock exchange listing requirements, we are incurring additional legal, accounting, compliance and other expenses that we did not incur historically. We are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and other sections of the Exchange Act, and therefore need to have the ability to prepare consolidated financial statements that are compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of the and certain provisions of Sarbanes-Oxley and the regulations promulgated thereunder, which impose significant compliance obligations upon us.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company ("EGC"), as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Although the JOBS Act permits an EGC such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, we have chosen to “opt out” of this provision, and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

As of December 31, 2015, we had outstanding 74,843,470 shares of our common stock, including 4,991,858 shares of restricted stock. In the future we may sell additional shares of our common stock or securities convertible into our common stock to raise capital or issue additional shares of our common stock or securities convertible into our common stock as consideration for future acquisitions, which would dilute the voting power and ownership percentage of our stockholders. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that such future issuances might have on the market price for our common stock.

The issuance and sale of substantial amounts of our common stock or securities convertible into our common stock, or the perception that such issuances and sales may occur, could also materially and adversely affect the market price of our common stock and impair our ability to raise capital through the issuance of additional equity securities.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters are located in Austin, Texas in approximately 11,000 square feet of leased office space. Our customer service call center is located in Skokie, Illinois in approximately 2,200 square feet of leased office space. We believe our facilities are sufficient for our current needs.

Item 3.     Legal Proceedings

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities

Market Information

Shares of our common stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbol "BETR" and have been so traded since our IPO on August 5, 2015. The following table sets forth the high and low trading prices in dollars on the NYSE of shares of our common stock for each of the quarterly periods indicated.

	High	Low
Fiscal Year 2015
Period from August 5, 2015 to September 30, 2015	$16.56	$10.00
Quarter ended December 31, 2015	13.44	10.24

Holders

According to the records of our transfer agent, we had 35 holders of record of our common stock as of March 14, 2016, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

Distributions

Except as described below, we have not declared or paid a cash dividend on our capital stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. The Credit Agreement governing our credit facility prohibits the payment of any dividends without obtaining the prior written consent of the lenders representing a majority of the outstanding principal under the Credit Agreement, other than dividends payable solely in our common stock.

In December 2014, SkinnyPop made a $59.8 million distribution to the Company in connection with the second amendment to our Credit Agreement. The Company then distributed such amount to Topco, which then distributed such amount to its members. We refer to this distribution as the December 2014 Special Dividend.

In May 2015, SkinnyPop made a $22.3 million distribution to the Company in connection with our Third Amended Credit Facility. The Company then distributed such amount to Topco, which then distributed such amount to its members. We refer to this distribution as the May 2015 Special Dividend.

We do not currently intend to declare or pay any similar special dividends in the foreseeable future.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2015 (the date of our IPO) and December 31, 2015, with the cumulative total return of (i) the S&P Packaged Foods & Meats Index and (ii) the S&P Small Cap 600 Index. This graph assumes the investment of $100 on August 5, 2015 in our common stock at our IPO offering price of $18.00 per share, the S&P Packaged Foods & Meats Index and the S&P Small Cap 600 Index, and assumes the reinvestment of dividends, if any. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.
Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Item 6.    Selected Financial Data

The following tables set forth our historical consolidated financial data. We have derived the selected (1) statements of income data for the year ended December 31, 2015 and the period July 17, 2014 to December 31, 2014 for the Successor (as discussed below) and for the period January 1, 2014 to July 16, 2014 and year ended December 31, 2013 for the Predecessor (as discussed below) and (2) balance sheet data as of December 31, 2015 and December 31, 2014 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Our financial data prior to the date of the Sponsor Acquisition, which are the year ended December 31, 2013 and the period January 1, 2014 to July 16, 2014, are presented as the financial data of the Predecessor, which includes the results of the then-existing SkinnyPop Popcorn LLC. The financial data after the date of the Sponsor Acquisition, which is the period July 17, 2014 to December 31, 2014 and the year ended December 31, 2015, are presented as the financial data of the Successor. The balance sheet data as of December 31, 2015 and December 31, 2014 are presented as the balance sheets of the Successor. The Successor and Predecessor financial data has been prepared on different accounting bases and therefore the sum of the data for the two reporting periods should not be used as an indicator of our full year performance.
After the consummation of the Sponsor Acquisition, the Company along with its subsidiary SkinnyPop Popcorn LLC, are referred to collectively in this Annual Report on Form 10-K as the “Successor”. Prior to the consummation of the Sponsor Acquisition, SkinnyPop Popcorn LLC is referred to in this Annual Report on Form 10-K as the “Predecessor”.

We applied Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 805, “Business Combinations” on July 17, 2014, the closing date of the Sponsor Acquisition, and as a result, the merger consideration in the Sponsor Acquisition was allocated to the respective fair values of the assets acquired and liabilities assumed from the Predecessor. The fair value of identifiable intangibles totaled approximately $265.3 million and amortization of finite-lived intangibles was approximately $4.2 million for the year ended December 31, 2015 and $1.9 million for the Successor period July 17, 2014 to December 31, 2014. As a result of the application of acquisition method accounting, the Successor balances and amounts presented in the audited consolidated financial statements and footnotes are not comparable with those of the Predecessor. Our historical results are not necessarily indicative of the results that may be expected in the future.
You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and all of our audited consolidated financial statements and related notes included elsewhere in this Annual Report (in thousands, except shares/units outstanding and per share/unit information).

	Successor		Predecessor
	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Year Ended December 31, 2013
Statement of Income Data:
Net Sales	$183,915	$64,004	$68,353	$55,710
Cost of goods sold	80,972	28,724	29,429	23,054
Gross Profit	102,943	35,280	38,924	32,656
Operating expenses:
Sales & marketing expenses	18,527	6,977	5,661	5,938
General & administrative expenses	46,261	13,611	1,394	1,960
Loss on change in fair value of contingent consideration	1,521	—	—	—
Sponsor acquisition-related expenses (1)	—	2,215	1,288	—
Total operating expenses	66,309	22,803	8,343	7,898
Operating income	36,634	12,477	30,581	24,758
Interest expense	12,428	4,253	—	—
Income before income taxes	24,206	8,224	30,581	24,758
Income tax expense	14,321	3,486	—	—
Net income	$9,885	$4,738	$30,581	$24,758

Basic and diluted earnings per share/unit	$0.13	$0.07	$76,452.74	$61,895.01

Basic and diluted weighted average shares/units outstanding	74,747,605	68,716,568	400	400

Cash Flow Data:
Cash from operating activities	$46,999	$12,719	$26,339	$22,469
Cash used in investing activities	(8,607)	(294,630)	(278)	(456)
Cash (used in) provided by financing activities	(25,256)	287,526	(28,533)	(19,362)

	Successor
	December 31, 2015		December 31, 2014
Balance Sheet Data:
Cash and cash equivalents	$18,751		$5,615
Working capital (1)	(17,978)		1,182
Property and equipment, net	2,153		746
Other assets (2)	319,788		315,583
Total assets	360,791		338,891
Indebtedness (3)	201,070		200,000
Other liabilities	97,720	(4)	6,343	(5)
Total shareholders'/members' equity	15,423		121,168

(1)	Working capital is equal to the sum of current assets less the sum of current liabilities.
•Current assets consist of cash and cash equivalents, accounts receivable- net, inventories, prepaid expenses, income tax receivable and other current assets.

•Current liabilities consist of accounts payable and accrued liabilities, current portion of indebtedness, Founder Contingent
Compensation discussed more fully in Notes 1 and 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, current portion of the tax receivable obligation discussed more fully in Note 10 in the accompanying
Notes to Consolidated Financial Statements contained in Item 8 and other current liabilities.

(2)	Consists of goodwill, intangible assets- net, deferred tax assets- net, deferred financing costs- net and other non-current assets.

(3)	Consists of the current and non-current portion of indebtedness.

(4)
Consists of deferred tax liabilities- net, contingent consideration, equity awards liability, non-current portion of the tax receivable obligation discussed more fully in Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 and other non-current liabilities.

(5)
Represents the recognizable portion of Founder Contingent Compensation as of December 31, 2014, which was based on the maximum potential obligation allowable under the employment agreements. Refer to Notes 1 and 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion regarding Founder Contingent Compensation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A. "Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Our Company and Our Business

Amplify Snack Brands is a high growth, snack food company focused on developing and marketing products that appeal to consumers’ growing preference for BFY snacks. Our anchor brand, SkinnyPop, is a rapidly-growing, highly-profitable and market-leading BFY RTE popcorn brand. In April 2015, we acquired Paqui, an emerging BFY tortilla chip brand, that has many of the same key taste and BFY attributes as SkinnyPop. We believe that our focus on building a portfolio of exclusively BFY snack brands will allow us to leverage our platform to realize material synergies across our family of BFY brands, as well as allow our retail customers to consolidate their vendor relationships in this large and growing segment.
Recent Developments
As discussed more fully in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we completed our initial public offering ("IPO") on August 4, 2015, in which 15,000,000 common shares from the

75,000,000 common shares then issued, were sold by selling stockholders to the public at a price of $18.00 per share. We did not receive any proceeds from the sale of shares in this offering.
As discussed more fully in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we acquired Paqui, an emerging BFY tortilla chip brand, in April 2015 for total consideration of approximately $11.9 million. We may be required to pay additional earn-out consideration in 2019, which is contingent upon the achievement of a defined contribution margin during 2018. We plan to leverage our existing sales force and relationships with retail customers and distributors to help gain distribution for Paqui.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
The unaudited pro forma consolidated statements of income for the year ended December 31, 2014 present our consolidated results of operations giving pro forma effect to the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend, as more fully described in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, as if such transactions had occurred as of January 1, 2014. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.
The unaudited pro forma consolidated financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10K.
The Sponsor Acquisition was accounted for using the acquisition method of accounting. The initial estimated fair values of the acquired assets and assumed liabilities as of the date of acquisition, which are based on the consideration paid and estimates and our assumptions, are reflected herein. As explained in more detail in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, the total purchase price of approximately $320 million to acquire the SkinnyPop business has been allocated to the assets acquired and assumed liabilities of SkinnyPop based upon estimated fair values at the date of acquisition. Independent valuation specialists conducted analyses in order to assist our management in determining the fair values of the acquired assets and liabilities assumed. The Company has completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition.
The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations of Amplify Snack Brands, Inc. that would have occurred had the Sponsor Acquisition, the December 2014 Special Dividend or the May 2015 Special Dividend occurred as of January 1, 2014. The unaudited pro forma consolidated financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend occurred on the dates assumed. The unaudited pro forma consolidated financial information also does not project our results of operations for any future period or date. The acquisition of Paqui occurred in April 2015. The unaudited pro forma consolidated financial information for the year ended December 31, 2014 does not include results of the Paqui acquisition. The consolidated financial information for the year ended December 31, 2015 includes the results of Paqui from April 17, 2015, the date of acquisition, through December 31, 2015, but was not given pro forma effect as if the acquisition had occurred as of January 1, 2014. We evaluated the impact of the Paqui acquisition to the Company’s financial statements and concluded that the impact was not significant enough to require or separately warrant the inclusion of pro forma financial results inclusive of Paqui under applicable SEC rules and regulations or under GAAP. The pro forma adjustments give effect to the following items in connection with the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend:

•	the asset and liability valuations and related purchase price allocations associated with the Sponsor Acquisition;

•	the exclusion of non-recurring Sponsor Acquisition-related expenses;

•	the effect of the incurrence of a $150 million term loan and $7.5 million borrowing under our revolving facility in connection with the Sponsor Acquisition;

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

•	the associated income tax expense effect of the above adjustments.

Unaudited Pro Forma Consolidated Statement of Operations
For the Year Ended December 31, 2014

	Historical (1)				Pro Forma
	Successor	Predecessor			Combined
In thousands, except share/unit and per share/unit information	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Pro Forma Adjustments		Year ended December 31, 2014
Net Sales	$64,004	$68,353	$—		$132,357
Cost of goods sold	28,724	29,429	—		58,153
Gross profit	35,280	38,924	—		74,204
Sales & marketing expenses	6,977	5,661	—		12,638
General & administrative expenses	15,826	2,682	9,240	(2) (3) (4)	27,748
Total operating expenses	22,803	8,343	9,240		40,386
Operating income	12,477	30,581	(9,240)		33,818
Interest expense	4,253	—	8,631	(5)	12,884
Pre-tax income	8,224	30,581	(17,871)		20,934
Income tax expense	3,486	—	3,840	(6)	7,326
Net income	$4,738	$30,581	$(21,711)		$13,608

Basic and diluted earnings per share/unit	$0.07	$76,452.74			$0.20

Basic and diluted weighted average shares/units outstanding	68,716,568	400			68,716,568

(1)	The amounts in these columns represent our Successor’s and Predecessor’s historical results of operations for the periods reflected.

(2)
This adjustment reflects the incremental amortization expense associated with allocation of purchase price to finite-lived identified intangible assets consisting of customer relationships and non-competition agreements entered into with the founders.

(3)
This adjustment reflects the incremental compensation expense associated with the Founder Contingent Compensation that would have been recognized if the employment agreements with the founders had been in effect on January 1, 2014. The total estimated obligation of $26.8 million was recognized ratably over the 18-month contractual service, which concluded on December 31, 2015.

(4)
This adjustment reflects the exclusion of non-recurring Sponsor Acquisition-related expenses consisting of transaction bonuses paid to employees in connection with the Sponsor Acquisition, and legal, accounting, tax, insurance and other diligence fees paid to consultants in connection with the Sponsor Acquisition.

(5)
This adjustment reflects the following adjustments to increase interest expense as a result the following financing activities; which for purposes of the Pro Forma adjustment are presumed to have been entered into effective January 1, 2014:

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

Pro forma interest expense components:
Interest expense incurred in connection with term loan and revolving credit facility borrowings described above	$12,026
Amortization of capitalized debt issuance costs associated with term loan amortized over five years	758
Revolving credit facility unused commitment fee	50
Other administrative fees	50
Total pro forma interest expense	12,884
Less: actual interest expense for the period	(4,253)
Net pro forma adjustment to interest expense	$8,631

(6)	Reflects the statutory tax rate of 35%

Results of Operations
Our results of operations prior to the date of the Sponsor Acquisition are presented as the results of the Predecessor, SkinnyPop Popcorn LLC. The results of operations, including the Sponsor Acquisition and results thereafter, are presented as the results of the Successor, the Company and its consolidated subsidiaries. The Pro Forma Year Ended December 31, 2014 represent the unaudited pro forma consolidated statement of income for the year ended December 31, 2014 after giving pro forma effect to the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend as if such transactions had occurred on January 1, 2014, as more fully described in “Unaudited Pro Forma Consolidated Financial Information”, which section includes a comparative presentation showing all pro forma adjustments made to our historical statement of income for the Predecessor and Successor periods in accordance with the rules and regulations of the SEC. We believe it provides useful information in assessing our business.
The unaudited pro forma consolidated statement of income is included for informational purposes only and does not purport to reflect the results of operations of Amplify Snack Brands, Inc. that would have occurred had the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend occurred on January 1, 2014. The unaudited pro forma consolidated statement of income contains a variety of adjustments, assumptions and estimates, are subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend occurred on the date assumed. The unaudited pro forma consolidated statement of income also does not project our results of operations for any future period or date. The unaudited pro forma consolidated statement of income does not include results of the Paqui acquisition. We evaluated the impact of the Paqui acquisition to our financial statements and concluded that the impact was not significant enough to require or separately warrant the inclusion of pro forma financial results inclusive of Paqui under applicable SEC rules and regulations or under GAAP.

Comparison of Year Ended December 31, 2015 to Pro Forma Year Ended December 31, 2014 (unaudited)
The following table compares our results of operation, including as a percentage of net sales, for the year ended December 31, 2015 to the pro forma year ended December 31, 2014 (unaudited). Amounts are in thousands except percentage information.

			Pro Forma
	Successor		Combined
	Year Ended December 31, 2015	% of Net Sales	Year Ended December 31, 2014	% of Net Sales
Net sales	$183,915	100.0%	$132,357	100.0%
Cost of goods sold	80,972	44.0	58,153	43.9
Gross profit	102,943	56.0	74,204	56.1
Sales & marketing expenses	18,527	10.1	12,638	9.6
General & administrative expenses	46,261	25.1	27,238	20.6
Sponsor acquisition-related expenses	—	—	510	0.4
Loss on change in fair value of contingent consideration	1,521	0.8	—	—
Total operating expenses	66,309	36.0	40,386	30.6
Operating income	36,634	20.0	33,818	25.5
Interest expense	12,428	6.8	12,884	9.7
Income before income taxes	24,206	13.2	20,934	15.8
Income tax expense	14,321	7.8	7,326	5.5
Net income	$9,885	5.4%	$13,608	10.3%
Net Sales
Net sales increased $51.6 million, or 39.0%, from $132.4 million for the pro forma year ended December 31, 2014 (unaudited) to $183.9 million for the year ended December 31, 2015. Our net sales growth was primarily driven by volume increases resulting from increases in both the number of distribution points and sales to existing customers and the addition of new customers, primarily in the club, conventional grocery and mass merchandiser channels. Total distribution points increased 77% from 136 at December 31, 2014 to 240 at December 31, 2015. Product price changes did not significantly impact sales growth from period to period. We expect to see continued growth in net sales from our SkinnyPop brand in 2016 when compared to 2015 for the reasons discussed above. In addition, we expect the national launch of our Paqui tortilla chip brand to contribute additional net sales in 2016.
Cost of Goods Sold/Gross Profit
Gross profit increased $28.7 million, or 38.7%, from $74.2 million for the pro forma year ended December 31, 2014 (unaudited) to $102.9 million for the year ended December 31, 2015. This increase was primarily related to the increase in net sales discussed above. Gross profit as a percentage of net sales decreased approximately 10 basis points, from 56.1% for the pro forma year ended December 31, 2014 (unaudited) to 56.0% for the year ended December 31, 2015. The decrease in gross profit as a percentage of net sales was primarily driven by product mix shift from expansion into lower margin products and higher transportation costs from geographic and channel expansion, partially offset by improved rates on materials and ingredients. We expect gross profit as a percentage of net sales to decrease slightly in 2016 when compared to 2015 for the reasons discussed above, as well as the national launch of our Paqui tortilla chip brand, which has a more typical snacking industry gross profit profile than our SkinnyPop brand.
Sales and Marketing Expenses
Sales and marketing expenses increased $5.9 million, or 46.6%, from $12.6 million for the pro forma year ended December 31, 2014 (unaudited) to $18.5 million for the year ended December 31, 2015. The increase was due primarily to an increase in compensation expense associated with our efforts to build out our internal sales team and an increase in consumer marketing expenses to drive brand awareness and trial. Sales and marketing expenses as a percentage of net sales increased from 9.6% for the pro forma year ended December 31, 2014 (unaudited) to 10.1% for the year ended December 31, 2015.

We anticipate that sales and marketing expenses will increase in both absolute dollars and as a percentage of net sales in 2016, when compared to 2015, as we build out our internal sales team further and continue our consumer marketing efforts to drive brand awareness and trial of our SkinnyPop and Paqui brands.
General and Administrative Expenses
General and administrative expenses increased $19.0 million, or 69.8%, from $27.2 million for the pro forma year ended December 31, 2014 (unaudited) to $46.2 million for the year ended December 31, 2015. The increase was primarily due to the incurrence of costs related to our IPO of approximately $9.3 million, which closed in August 2015, as well as infrastructure investments, including personnel and systems, and new administrative costs required to operate effectively as a public company. General and administrative expenses as a percentage of net sales was 20.6% for the pro forma year ended December 31, 2014 (unaudited) and 25.1% for the year ended December 31, 2015.

We expect our general and administrative expenses to decrease significantly in both absolute dollars and as a percentage of net sales in 2016, when compared to 2015, as the contingent compensation arrangement with the founders of the SkinnyPop brand was fully accrued as of December 31, 2015. In addition, we will not incur IPO related costs in 2016. These decreases in general and administrative expenses will be partially offset by the full year impact of our investments in personnel and systems required to support the growth of our business. We also expect to see the full year impact of costs associated with operating as a public company.

Sponsor Acquisition-Related Costs
The Sponsor Acquisition-related costs of $0.5 million for the pro forma year ended December 31, 2014 (unaudited) included a supplemental transaction payment and related expenses paid to Precision Capital, an advisor to the Predecessor, in connection with the Sponsor Acquisition. There were no such costs for the year ended December 31, 2015.
Loss on Change in Fair Value of Contingent Consideration
In addition to the base purchase price consideration paid at closing for Paqui in April 2015, the acquisition agreement requires that we pay additional purchase price earn-out consideration contingent upon the achievement of a defined contribution margin during 2018. We established the fair value of the contingent consideration based on the facts and circumstances that existed as of the acquisition date. At December 31, 2015, we remeasured the fair value of the contingent consideration based on our revised forecast of Paqui operating results in 2018, which resulted in a non-cash loss of approximately $1.5 million. Refer to Notes 2 and 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion about the Paqui acquisition and the related contingent consideration.
Interest Expense
Interest expense decreased $0.5 million, or 3.5%, from $12.9 million for the pro forma year ended December 31, 2014 (unaudited) to $12.4 million for the year ended December 31, 2015. The decrease in interest expense was primarily due to pay downs on our revolving facility and scheduled quarterly principal payments on our term loan, partially offset by interest expense associated with notes payable issued to the sellers of Paqui in April 2015. Assuming we do not borrow under our revolving credit facility to fund acquisition opportunities or other efforts in 2016, we anticipate interest expense will decrease in 2016 when compared to 2015, as we expect to continue making scheduled quarterly principal payments on our term loan in 2016.
Income Tax Expense
Income tax expense increased $7.0 million, or 95.5%, from $7.3 million for the pro forma year ended December 31, 2014 (unaudited) to $14.3 million for the year ended December 31, 2015. The effective tax rate was 35.0% for the pro forma year ended December 31, 2014 (unaudited) and 59.2% for the year ended December 31, 2015. The increase to the effective tax rate was primarily due to significant IPO-related costs as well as equity-based compensation charges, both of which are not tax deductible. We anticipate income tax expense will increase significantly in absolute dollars in 2016 when compared to 2015 based on our business growth expectations.

Comparison of Pro Forma Year Ended December 31, 2014 to Year Ended December 31, 2013
The following table compares our results of operation, including as a percentage of net sales, for the pro forma year ended December 31, 2014 to the year ended December 31, 2013. Amounts are in thousands except percentage information.

	Pro Forma
	Combined		Predecessor
	Year Ended December 31, 2014	% of Net Sales	Year Ended December 31, 2013	% of Net Sales
Net sales	$132,357	100.0%	$55,710	100.0%
Cost of goods sold	58,153	43.9	23,054	41.4
Gross profit	74,204	56.1	32,656	58.6
Sales & marketing expenses	12,638	9.5	5,938	10.7
General & administrative expenses	27,238	20.6	1,960	3.5
Sponsor acquisition-related expenses	510	0.4	—	—
Total operating expenses	40,386	30.5	7,898	14.2
Operating income	33,818	25.6	24,758	44.4
Interest expense	12,884	9.7	—	—
Income before income taxes	20,934	15.8	24,758	44.4
Income tax expense	7,326	5.5	—	—
Net income	$13,608	10.3%	$24,758	44.4%

Net Sales
Net sales increased $76.6 million, or 138.0%, from $55.7 million for the year ended December 31, 2013 to $132.4 million for the pro forma year ended December 31, 2014 (unaudited). Our net sales growth was primarily driven by volume increases resulting from increases in both the number of distribution points and sales to existing customers and the addition of new customers, primarily in the drug, conventional grocery and mass merchandiser channels. Volume growth resulted in an increase in net sales of approximately $73.0 million. Total distribution points increased 178% from 49 at December 31, 2013 to 136 at December 31, 2014. New customers acquired during 2014 accounted for approximately $3.6 million of the increase in net sales. Product price changes did not significantly impact sales growth from period to period.
Cost of Goods Sold/Gross Profit
Gross profit increased $41.5 million, or 127.0%, from $32.7 million for the year ended December 31, 2013 to $74.2 million for the pro forma year ended December 31, 2014 (unaudited). This increase was primarily related to the increase in net sales discussed above. Gross profit as a percentage of net sales decreased approximately 2.5%, from 58.6% for year ended December 31, 2013 to 56.1% the pro forma year ended December 31, 2014 (unaudited). The decrease in gross profit as a percentage of net sales was primarily driven by product mix shift from expansion into lower margin products and higher transportation costs from geographic and channel expansion, partially offset by improved rates on materials and ingredients.
Sales and Marketing Expenses
Sales and marketing expenses increased $6.7 million, or 112.8%, from $5.9 million for the year ended December 31, 2013 to $12.6 million for the pro forma year ended December 31, 2014 (unaudited). The increase was due primarily to increases in demonstrations expense of $2.0 million and broker fees of $3.0 million related to the increase in net sales. Compensation expense for sales and marketing personnel also increased $1.0 million as we began to build out our internal sales team in 2014. Sales and marketing expenses as a percentage of net sales decreased from 10.7% for the year ended December 31, 2013 to 9.5% for the pro forma year ended December 31, 2014 (unaudited).
General and Administrative Expenses
General and administrative expenses increased $25.3 million, or 1,289.7%, from $2.0 million for the year ended December 31, 2013 to $27.2 million for the pro forma year ended December 31, 2014 (unaudited). The increase was due primarily to an increase in compensation expense associated with the Founder Contingent Compensation of $18.4 million, an increase in amortization expense of intangibles of $4.2 million associated with the Sponsor Acquisition, an increase in compensation expense of $1.2 million and an increase in professional fees of $1.2 million due to increased headcount and professional services to support our growth and operations. General and administrative expenses as a percentage of net sales increased from 3.5% for the year ended December 31, 2013 to 20.6% for the pro forma year ended December 31, 2014 (unaudited). The increase was a result of the factors described above.
Sponsor Acquisition-Related Costs
The Sponsor Acquisition-related costs of $0.5 million for the pro forma year ended December 31, 2014 (unaudited) included a supplemental transaction payment and related expenses paid to Precision Capital, an advisor to the Predecessor, in connection with the Sponsor Acquisition. There were no such costs for the year ended December 31, 2013.
Interest Expense
Interest expense was $12.9 million for the pro forma year ended December 31, 2014 (unaudited). There was no interest expense for the year ended December 31, 2013. Interest expense increased in 2014 due to the incurrence of term loan and revolver borrowings in connection with the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend.
Income Tax Expense
Income tax expense was $7.3 million for the pro forma year ended December 31, 2014 (unaudited). There was no income tax expense for the year ended December 31, 2013. Our effective tax rate was 42.4% for the Successor period July 17, 2014 to December 31, 2014. The difference between the consolidated effective income tax rate for the Successor period and the U.S. federal statutory rate is primarily attributable to state taxes, net of federal benefit. The Predecessor was not subject to federal income tax.
Liquidity and Capital Resources
Liquidity represents our ability to generate sufficient cash from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise mainly from working capital requirements, primarily related to our purchases of ingredients and interest and principal payments on our outstanding indebtedness and, to a lesser extent, to capital expenditures. We believe our cash on hand and cash to be provided from our operations, in addition to borrowings available under our credit facility, will be sufficient to fund our contractual commitments, including with respect to the Founders Contingent Compensation and the tax receivable agreement, repay our obligations as required and meet our operational requirements for at least the next 12 months. In addition, we have an uncommitted incremental revolving facility that we believe would be available if we requested it from lenders. As of December 31, 2015 and December 31, 2014, $25.0 million and $7.5 million, respectively, was available for borrowing under our revolving credit facility and we had $18.8 million and $5.6 million of cash and cash equivalents on hand, respectively.
The interest expense on our outstanding indebtedness for the year ended December 31, 2014 on a pro forma basis would have been $12.9 million had the $207.5 million aggregate principal amount of debt under the Credit Facility been incurred on January 1, 2014. The interest expense on our outstanding indebtedness for the year ended December 31, 2015 was $11.6 million. In 2016, we expect to use approximately $25.2 million in cash to pay the Founder Contingent Compensation, which we expect to fund through a combination of borrowings under our revolving facility and cash on hand. In addition, we expect to use cash to make payments under the tax receivable agreement and such amounts are expected to be significant over the next fifteen years.

Historical Cash Flow
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014 (Combined)
The following table summarizes our cash flows from operating, investing and financing activities:

	Successor		Predecessor	Combined
(In thousands)	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Year Ended December 31, 2014	Change
Cash flows provided by (used in):
Operating activities	$46,999	$12,719	$26,339	$39,058	$7,941
Investing activities	(8,607)	(294,630)	(278)	(294,908)	286,301
Financing activities	(25,256)	287,526	(28,533)	258,993	(284,249)
Net increase (decrease) in cash	$13,136	$5,615	$(2,472)	$3,143	$9,993
Operating Activities
Net cash provided by operating activities increased $7.9 million from $39.1 million for the year ended December 31, 2014 (combined) to $47.0 million for the year ended December 31, 2015. The increase in cash provided by operating activities was primarily driven by increased sales partially offset by the payment of IPO related transaction costs and new costs associated with operating as a public company.
Investing Activities
Net cash used in investing activities decreased $286.3 million from $294.9 million for the year ended December 31, 2014 (combined) to $8.6 million for the year ended December 31, 2015. During the year ended December 31, 2015, we used $7.8 million to acquire Paqui, net of cash acquired, and made capital expenditures of $0.8 million. Capital expenditures consisted primarily of the purchase of furniture and office equipment for our new corporate headquarters in Austin, Texas.
During the Successor period July 17, 2014 to December 31, 2014, we used $294.4 million to acquire the Predecessor in connection with the Sponsor Acquisition, net of cash acquired, and capital expenditures of $0.2 million, which was primarily for production equipment located at our co-manufacturer’s facility.
During the Predecessor period January 1, 2014 to July 16, 2014, we used $0.3 million to purchase capital, primarily consisting of production equipment located at our co-manufacturer’s facility.
Financing Activities
Net cash provided by financing activities was $259.0 million for the year ended December 31, 2014 (combined) compared to net cash used in financing activities of $25.3 million for the year ended December 31, 2015, resulting in a decrease in cash provided by financing activities of $284.3 million for the comparable periods. Net cash used in financing activities for the year ended December 31, 2015 included $22.3 million of distributions paid to members of Topco in May, $10.2 million of scheduled principal payments toward the outstanding balance on our term loan and pay downs totaling $15.0 million on our revolving facility. These cash outflows were partially offset by borrowings of $22.5 million from our term loan and revolving facility which were used to fund the distributions paid to members of Topco in May.
Net cash provided by financing activities for the Successor period July 17, 2014 to December 31, 2014 included an equity contribution of $151.0 million in connection with the Sponsor Acquisition and proceeds from the issuance of term loans totaling $200.0 million, net of fees and expenses of $3.7 million. These cash inflows were partially offset by a $59.8 million distribution paid to members of Topco.
Cash used in financing activities for the Predecessor period January 1, 2014 to July 16, 2014 included cash paid as distributions to the members of the Predecessor entity.

Comparison of Year Ended December 31, 2014 (Combined) to Year Ended December 31, 2013
The following table summarizes our cash flows from operating, investing and financing activities:

	Combined	Successor	Predecessor
(In thousands)	Year Ended December 31, 2014	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Year Ended December 31, 2013	Change
Cash flows provided by (used in):
Operating activities	$39,058	$12,719	$26,339	$22,469	$16,589
Investing activities	(294,908)	(294,630)	(278)	(456)	(294,452)
Financing activities	258,993	287,526	(28,533)	(19,362)	278,355
Net increase (decrease) in cash	$3,143	$5,615	$(2,472)	$2,651	$492
Operating Activities
Net cash provided by operating activities increased $16.6 million, from $22.5 million for the year ended December 31, 2013 to $39.1 million for the year ended December 31, 2014 (combined). The increase in cash provided by operating activities was primarily driven by increased sales and business activity as evidenced by increases in accounts receivable, inventory, accounts payable and accrued liabilities.
Investing Activities
Net cash used in investing activities increased $294.5 million, from $0.5 million for the year ended December 31, 2013 to $294.9 million for the year ended December 31, 2014 (combined).
During the Successor period July 17, 2014 to December 31, 2014, we used $294.4 million to acquire the Predecessor in connection with the Sponsor Acquisition, net of cash acquired, and capital expenditures of $0.2 million, which was primarily for production equipment located at our co-manufacturer’s facility.
During the Predecessor periods January 1, 2014 to July 16, 2014 and year ended December 31, 2013, we used $0.3 and $0.5 million, respectively, to purchase capital, primarily consisting of production equipment located at our co-manufacturer’s facility.
Financing Activities
Net cash provided by financing activities was $259.0 million for the year ended December 31, 2014 (combined) compared to net cash used in financing activities of $19.4 million for the year ended December 31, 2013, resulting in an increase in cash provided by financing activities of $278.4 million for the comparable periods.
Net cash provided by financing activities for the Successor period July 17, 2014 to December 31, 2014 included an equity contribution of $151.0 million in connection with the Sponsor Acquisition and proceeds from the issuance of term loans totaling $200.0 million, net of fees and expenses of $3.7 million. These cash inflows were partially offset by a $59.8 million distribution paid to members of Topco in December.
Net cash used in financing activities for the Predecessor periods January 1, 2014 to July 16, 2014 and year ended December 31, 2013 included cash paid as distributions to the members of the Predecessor entity.
Indebtedness
On July 17, 2014, SkinnyPop Popcorn LLC entered into the Credit Agreement, which provided for a $150.0 million term loan facility and a $7.5 million revolving facility. These senior secured credit facilities, or the Credit Facility, were guaranteed by the Company. The Credit Facility will mature on July 17, 2019, with an option to extend the maturity of the term loan with the consent of lenders willing to provide such extension.
The Credit Facility replaced our prior line of credit, which had a zero balance immediately prior to the entry into the Credit Facility. Immediately after the closing of the Credit Facility, total outstanding debt under the Credit Facility was $150.0 million in term loan debt. There were no borrowings under the revolving facility.

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
On May 29, 2015, we amended the Second Amended Credit Facility to increase our term loan borrowings by $7.5 million to a total of $205 million, net of principal payments made in the first quarter of 2015 totaling $2.5 million, and our revolving facility by $17.5 million to a total of $25 million. The Second Amended Credit Facility, as so amended, is referred to as the Third Amended Credit Facility.  At the closing of the Third Amended Credit Facility, we borrowed $15 million under our revolving facility, which, along with our term loan borrowings, have the same interest rate as the term and revolving loans under the Second Amended Credit Facility. The interest rate on our outstanding indebtedness was 5.5% per annum at December 31, 2015 and December 31, 2014.
Proceeds from the initial term loan borrowings were primarily used to finance the Sponsor Acquisition and to pay fees and expenses in connection therewith. Proceeds of the Second and Third Amended Credit Facilities were primarily used to pay the December 2014 and May 2015 Special Dividends to the equity holders of Topco.
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
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Third Amended Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain (x) a maximum total funded debt to consolidated EBITDA ratio of not more than 4.25 to 1.0, initially, and decreasing to 2.25 to 1.0 over the term of the Third Amended Credit Facility and (y) a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. As of December 31, 2015 and December 31, 2014, we were in compliance with our financial covenants.
In addition, the Third Amended Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Third Amended Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions. Based on our calculation of Excess Cash Flow and our Senior Secured Leverage Ratio (as defined in the Third Amended Credit Facility) as of December 31, 2015, we will make a prepayment on our term loan of $2.5 million, no later than May 6, 2016.
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
Contractual Obligations and Other Long-Term Liabilities
The following table summarizes our contractual obligations as of December 31, 2015 (amounts in thousands):

	Payments Due by Period
	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Long-term debt	$12,750	$24,405	$164,062	$—	$201,217
Interest on long-term debt	11,020	20,084	5,057	—	36,161
Operating leases (1)	361	709	724	1,312	3,106
Purchase commitments (2)	12,787	6,565	—	—	19,352
Founder contingent compensation (3)	25,197	—	—	—	25,197
Tax receivable obligation (4)	6,632	13,413	13,413	62,672	96,130
Total contractual obligations	$68,747	$65,176	$183,256	$63,984	$381,163

(1)
Operating leases include total future minimum rent payments under non-cancellable operating lease agreements. We lease our corporate headquarters located in Austin, Texas and our customer service call center located in Skokie, Illinois. Refer to Notes 10 and 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion about these contractual obligations.

(2)
We have non-cancellable purchase commitments to purchase ingredients to be used in the future to manufacture products. We have not reflected any minimum purchase requirements, termination fees or penalty fees under our contract with this co-manufacturer. Refer to Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion about these contractual obligations.

(3)
In connection with the Sponsor Acquisition, the Company’s two founders entered into employment agreements with the Company through December 31, 2015. Under the terms of these agreements, the two founders are each eligible to receive up to $10 million upon the Company’s achievement of certain contribution margin benchmarks during the period commencing on January 1, 2015 and ending on December 31, 2015. The founders are also eligible to receive further payment contingent on the potential future tax savings associated with the deductibility of the payments under these agreements. Refer to Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion about these contractual obligations.

(4)
Immediately prior to the consummation of the IPO in August 2015, we entered into a Tax Receivable Agreement ("TRA") with the former holders of units in Topco. In December 2015, all of the former holders of units of Topco collectively assigned their interests to a new counterparty. The TRA generally provides for the payment by the Company to the counterparty of 85% of the U.S. federal, state and local tax benefits realized by us and our subsidiaries from the utilization of certain tax attributes that were generated when SkinnyPop Popcorn LLC was acquired by affiliates of TA Associates in July 2014. The table above reflects the full and undiscounted amount of expected future payments. Refer to Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion about this contractual obligation.

Off-Balance Sheet Arrangements

Through December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). In the preparation of these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Recognition of Net Sales, Sales Incentives and Trade Accounts Receivable
Net sales are recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which occurs upon the receipt and acceptance of product by the customer. Our customers are primarily businesses that are stocking our products. The earnings process is generally complete once the customer order has been placed and approved and the product shipped has been received by the customer. In certain circumstances the earnings process is completed when product is picked up by our customers at our co-manufacturers. Product is sold to customers on credit terms established on a customer-by-customer basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product.
We offer our customers a variety of sales and incentive programs, including price discounts, coupons, slotting fees, in-store displays and trade advertising. The more significant programs we offer include:
Price discounts—certain price discounts are provided in the form of allowances at the time of invoicing while others are provided based on future consumer purchasing activity.
Coupons—we participate in coupon programs with customers, including “multi-vendor mailer” coupon programs with club retailers.
In-store displays—we authorize in-store displays and pay a fee to the customer for the promotional feature.
The costs of these programs are recognized at the time the related sales are recorded and are classified as a reduction in net sales. These program costs are recorded based on estimated participation and performance levels of the offered programs, based upon factors such as historical trends with similar promotions, expectations regarding customer and consumer participation and sales and payment trends with similar previously offered programs. We maintain a sales and promotional incentive allowance at the end of each period for the estimated trade program costs incurred but unpaid, which is recorded as a reduction in our trade accounts receivable balance. Evaluating these estimates requires management judgment and, as such, actual results may differ from our estimates. Historically, differences between estimated and actual trade program costs are generally not material and are recognized as a change in net sales and promotional incentive allowance in the period such differences are determined.
We extend unsecured credit to our customers in the ordinary course of business and make efforts to mitigate the associated credit risk by performing credit checks and actively pursuing past due accounts. Accounts are charged to bad debt expense as they are deemed uncollectible based upon a periodic review of aging and collections.
Inventories
Inventories are valued at the lower of cost or market using the weighted-average cost method.
Write-downs are provided for finished goods expected to become non-saleable due to age and provisions are specifically made for slow moving or obsolete raw ingredients and packaging. We also adjust the carrying value of our inventories when we believe that the net realizable value is less than the carrying value. These adjustments are estimates that require management judgment. Actual results could vary from our estimates and additional inventory write-downs could be required.
Tax Receivable Agreement

In August 2015, we entered into a Tax Receivable Agreement (“TRA”) with the former holders of units in Topco. We estimated the liability incurred by the Company under the TRA at approximately $96.1 million, based on the full and undiscounted amount of expected future payments under the TRA, in consideration of a reduction in our future U.S. federal, state and local taxes resulting from the utilization of certain tax attributes. We accounted for the amount payable under the TRA as a dividend and have determined, in consultation with outside counsel, there are no relevant state laws or Company bylaws that address the specific equity account for which distributions to stockholders can be made. Accordingly, we have made an accounting policy election for such special dividend transactions to be recorded against additional paid in capital.

Goodwill and Intangible Assets
In connection with the Sponsor Acquisition in July 2014 and the acquisition of Paqui in April 2015, we recorded goodwill totaling $47.4 million resulting from the excess of aggregate purchase consideration over the fair value of the assets acquired and liabilities assumed.
Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate, more likely than not, that impairment may have occurred. Events or circumstances that might indicate an interim valuation is warranted include unexpected changes in business conditions, economic factors or a sustained decline in our market capitalization below our carrying value. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, the impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to the estimated fair value of our reporting units.
The estimate of the fair values of our reporting units are based on the best information available as of the date of the assessment. We generally use a blended analysis of the present value of discounted cash flows (or income approach)and the market approach. The discounted cash flow model uses the present values of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital. The market approach indicates the fair value of a reporting unit based on a comparison to comparable publicly traded firms in similar businesses. Estimates used in the market approach include the identification of similar companies with comparable business factors. If the fair value does not exceed the carrying value, then an additional analysis would be performed to allocate the fair value to all of our assets and liabilities as if it had been acquired in a business combination and the fair value was our purchase consideration. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference.
We completed the annual impairment testing of our reporting units as of July 1, 2015. Based on the valuations performed, the fair value of our SkinnyPop and Paqui reporting units exceeded their recorded carrying values by approximately $765 million or 235% and $38 million or 317%, respectively. Thus, we did not record an impairment. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future.

Intangible assets are comprised of both finite and indefinite-lived intangible assets. Indefinite-lived intangible assets, including our trade names, are not amortized. We have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Otherwise, indefinite-lived intangible assets are tested annually for impairment, or more frequently if events or changes in circumstances indicate, in management’s judgment, that the asset might be impaired.
We use the excess earnings approach to measure the fair value of our trade names. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, estimated rates of return on customer relationships, working capital and property, plant and equipment, as well as our weighted average cost of capital.
An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic, or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In each reporting period, we also evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.
We completed the annual impairment testing of our SkinnyPop and Paqui trade names as of July 1, 2015. Based on the valuations performed, the fair value of our SkinnyPop and Paqui trade names exceeded their recorded carrying values by approximately $454.9 million or 224.2% and $9.5 million or 105.6%, respectively. Thus, we did not record an impairment. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future.

Income Taxes
Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. We record a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits. At December 31, 2015, we had no valuation allowance nor any uncertain tax positions.
Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statues of limitations in the jurisdictions in which we operate.
Non-GAAP Financial Measures
We include Adjusted EBITDA, which we refer to as a non-GAAP metric, in this report because it is an important measure upon which our management assesses our operating performance. We use Adjusted EBITDA as a key performance metric because we believe it facilitates operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and the impact of equity-based compensation expense. In addition, our Credit Agreement contains financial maintenance covenants, including a total funded debt ratio and a minimum fixed charged ratio, that use Adjusted EBITDA as one of their inputs. Because this non-GAAP metric facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use it for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe this non-GAAP metric and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our use of this non-GAAP metric has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA metric does not reflect our cash expenditures for capital equipment or other contractual commitments;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements;

•	Adjusted EBITDA metrics may not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
In evaluating this non-GAAP metric, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of any non-GAAP metric should not be construed as an inference that our future results will be unaffected by these expenses or any other expenses, whether or not they are unusual or non-recurring items. When evaluating our performance, you should consider this non-GAAP metric alongside other financial performance measures, including our net income and other GAAP results.
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

The following tables present a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (amounts in thousands):

		Pro Forma
		Combined
	Year Ended December 31, 2015	Year Ended December 31, 2014		Year Ended December 31, 2013
Net income	$9,885	$13,608	(1)	$24,758
Non-GAAP adjustments:
Interest expense	12,428	12,884	(1)	—
Income tax expense	14,321	7,326	(1)	—
Depreciation	310	177		47
Amortization of intangible assets	4,228	4,166	(1)	—
Inventory fair value adjustment	—	401		—
Equity-based compensation expenses	3,305	235		—
Founder contingent compensation	18,261	18,408	(1)	—
Loss on change in fair value of contingent consideration	1,521	—		—
Transaction-related expenses:
Sponsor acquisition-related expenses	—	510	(1)	—
IPO related expenses (2)	9,339	—		—
Professional services (3)	349	—		—
Executive recruitment (4)	742	646		—
Recapitalization expenses (5)	91	178		—
Severance expenses (6)	112	—		—
Adjusted EBITDA	$74,892	$58,539		$24,805

(1)
Represents pro forma amounts as presented in the unaudited pro forma consolidated statement of operations. Refer to the Unaudited Pro Forma Consolidated Financial Information contained in Item 7 herein.

(2)
Includes performance bonuses and related payroll taxes paid to employees upon the completion of the IPO, a financial advisory fee paid to an advisor in connection with the IPO, and legal, accounting, consulting, printing, filing and listing fees paid in connection with the IPO process.

(3)	Represents transaction costs associated with legal and accounting services.

(4)
Represents the recognized expense associated with sign-on and retention bonuses for certain executive hires and certain recruiting fees. We are permitted to add back expenses of this type in determining Adjusted EBITDA under the Credit Agreement governing our term loan. Adjusted EBITDA (as defined therein) is used thereunder in determining our financial maintenance covenants and for calculating ratios in our debt incurrence covenants and is therefore an important measure of our financial performance and our ability to take certain actions in operating our business. Refer to the Indebtedness discussion contained in Item 7 herein.

(5)	Represents the expenses we incurred in connection with the May 2015 Special Dividend.

(6)
Represents severance expenses related to the acquisition of Paqui. We are permitted to add back expenses of this type in determining Adjusted EBITDA under the Credit Agreement governing our term loan. Adjusted EBITDA (as defined therein) is used thereunder in determining our financial maintenance covenants and for calculating ratios in our debt incurrence covenants and is therefore an important measure of our financial performance and our ability to take certain actions in operating our business. Refer to the Indebtedness discussion contained in Item 7 herein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include market sensitivities as follows:
Ingredient Risk
We purchase ingredients, including popcorn kernels, white corn, sunflower oil, canola oil, seasoning and packaging materials used in the contract manufacturing of our products. These ingredients are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary ingredients as of December 31, 2015 and December 31, 2014, which would have resulted in an increase or decrease to cost of goods sold for the years ended December 31, 2015 and 2014 of approximately $3.9 million and $2.9 million, respectively. We seek to mitigate the impact of ingredient cost increases through forward-pricing contracts and taking physical delivery of future ingredient needs. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.
Interest Rate Risk
We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. Based on the average interest rate on the Credit Facility during the year ended December 31, 2015 and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition. Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would increase the annual interest expense on the variable rate portion of our long-term borrowings under the Credit Facility by approximately $2.1 million.
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

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-36 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

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

We were able to remediate this material weakness by making the following changes to our internal control over financial reporting throughout the course of the year ended December 31, 2015:

•
Hired and developed additional finance and accounting personnel, including a corporate controller, a director of finance, an accounting manager and a financial planning and analysis manager with the requisite experience and skills to improve our processes, procedures and internal control environment.

•
Designed and implemented controls and procedures to improve communication between the sales and finance departments with regard to the impact and timing of sales and incentive programs offered to our customers.

•
Implemented an ERP system to enable our finance and accounting personnel to gather, analyze and communicate sales and incentive activity more timely and with a greater level of precision in order to ensure proper financial reporting classification.

•
Designed and implemented controls to compare actual trade program results to our promotional incentive allowance, assess the accuracy of our estimates and investigate any material differences to help determine if we should change our assumptions regarding estimated participation and performance levels of the offered sales and incentive programs.

We continue to work diligently to design and implement procedures and controls that we believe will further strengthen and improve our internal control structure and environment.

Item 9B.    Other Information

Compensatory Arrangements of Certain Executive Officers

On March 24, 2016, the Compensation Committee of our Board of Directors (the “Board”) approved, effective January 1, 2016: (i) an increase to the target annual cash incentive bonus (as a percentage of each named executive officer’s annual base salary) for Thomas Ennis (our Chief Executive Officer), Brian Goldberg (our Chief Financial Officer) and Jason Shiver (our Executive Vice President of Sales and Marketing) from 50%, 50% and 50%, respectively, to 85%, 60% and 60%, respectively and (ii) an increase in the annual base salary for Mr. Shiver from $250,000 to $300,000.

2016 Annual Meeting of Stockholders

We will be holding our 2016 Annual Meeting of Stockholders on May 12, 2016 at 8:00 am Central Time at the JW Marriott Austin at 110 E. 2nd Street, Austin, Texas 78701. Additional information with respect to the 2016 Annual Meeting of Stockholders will be contained in the definitive Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on the investor relations section of our website, which is located at http://investors.amplifysnackbrands.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information pertaining to security ownership of management and certain beneficial owners of our common stock with respect to this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.
Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the "2015 Plan"), as discussed in more detail in Note 13 in the accompanying Notes to Consolidated Financial Statements contained in Item 8. The following table presents equity compensation plan information as of December 31, 2015.

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	5,240,358	(1)	$10.72	(2)	5,546,767	(1)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	5,240,358		$10.72		5,546,767

(1)    Consists of restricted stock awards, restricted stock units and stock options granted to our officers, employees, non-employee directors and consultants.

(2)    Reflects the weighted-average exercise price of 150,000 stock options outstanding as of December 31, 2015, under the 2015 Plan. Restricted stock awards and restricted stock units do not have an exercise price and are not included in the calculation of the weighted-average exercise price set forth in column (b).

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8. Financial
Statements and Supplementary Data.

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets for the Successor as of December 31, 2015 and 2014	F-2

Consolidated Statements of Comprehensive Income for the Successor year ended December 31, 2015, Successor period July 17, 2014 to December 31, 2014, Predecessor period January 1, 2014 to July 16, 2014 and Predecessor year ended December 31, 2013
F-3

Consolidated Statements of Shareholders'/Members’ Equity for the Successor year ended December 31, 2015, Successor period July 17, 2014 to December 31, 2014, Predecessor period January 1, 2014 to July 16, 2014 and Predecessor year ended December 31, 2013
F-4

Consolidated Statements of Cash Flows for the Successor year ended December 31, 2015, Successor period July 17, 2014 to December 31, 2014, Predecessor period January 1, 2014 to July 16, 2014 and Predecessor year ended December 31, 2013
F-5

Notes to Consolidated Financial Statements of Amplify Snack Brands, Inc. and Subsidiaries	F-6

(b)    Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-205274	3.2	July 24, 2015

3.2	Form of Amended and Restated Bylaws of the Registrant.	S-1	333-205274	3.4	July 16, 2015

4.1	Form of common stock certificate of the Registrant	S-1	333-205274	4.1	July 16, 2015

4.2	Registration Rights Agreement, by and among the Registrant and certain of its stockholders.	S-1	333-205274	4.2	July 16, 2015

4.3	Stockholders Agreement, by and among the Registrant and certain of its stockholders.	S-1	333-205274	4.3	July 16, 2015

10.1#	Forms of Indemnification Agreement	S-1	333-205274	10.1	July 16, 2015

10.2#	2015 Stock Option and Incentive Plan, and related form agreements thereunder.	S-1	333-205274	10.2	July 16, 2015

10.3#	Employment Agreement, dated July 17, 2014, by and between Thomas C. Ennis and TA Topco 1, LLC.	S-1	333-205274	10.3	June 26, 2015

10.4#	Employment Agreement, dated September 2, 2014, by and between Brian Goldberg and TA Topco 1, LLC.	S-1	333-205274	10.4	June 26, 2015

10.5#	Employment Agreement, dated July 17, 2014, by and between Jason Shiver and TA Topco 1, LLC.	S-1	333-205274	10.5	June 26, 2015

10.6#	Employment Agreement, dated July 17, 2014, by and between SkinnyPop Popcorn LLC and Pamela L. Netzky.	S-1	333-205274	10.6	June 26, 2015

10.7#	Employment Agreement, dated July 17, 2014, by and between SkinnyPop Popcorn LLC and Andrew S. Friedman.	S-1	333-205274	10.7	June 26, 2015

10.8	Office Lease, dated as of February 26, 2015, by and between International Bank of Commerce and the Registrant.	S-1	333-205274	10.8	June 26, 2015

10.9	Credit Agreement, dated as of July 17, 2014, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto, Jefferies Finance LLC and BNP Paribas Securities Corp.	S-1	333-205274	10.9	June 26, 2015

10.10	First Amendment to the Credit Agreement, dated as of August 18, 2014, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto, Jefferies Finance LLC and BNP Paribas Securities Corp.	S-1	333-205274	10.10	June 26, 2015

10.11	Second Amendment to the Credit Agreement, dated as of December 23, 2014, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto, Jefferies Finance LLC and BNP Paribas Securities Corp.	S-1	333-205274	10.11	June 26, 2015

10.12	Collateral Agreement, dated as of July 17, 2014, by and among SkinnyPop Popcorn LLC, the Registrant and Jefferies Finance, LLC.	S-1	333-205274	10.12	June 26, 2015

10.13†	Manufacturing and Supply Agreement, dated February 27, 2014, between SkinnyPop Popcorn LLC and Assemblers Food Packaging LLC as amended by Addendum No. 1 to the Manufacturing and Supply Agreement, dated April 29, 2015	S-1	333-205274	10.13	June 26, 2015

10.14†	Contract Regarding Sale of Goods No. 14-3-31, dated April 1, 2014, by and between Preferred Popcorn, LLC and Skinny Pop Popcorn, as amended by the second addendum to Contract Regarding Sale of Goods dated September 8, 2014.	S-1	333-205274	10.14	June 26, 2015

10.15†	Contract Regarding Sale of Goods No. 14-12-23, dated January 22, 2015, by and between Preferred Popcorn, LLC and Skinny Pop Popcorn.	S-1	333-205274	10.15	June 26, 2015

10.16†	Contract Regarding Sale of Goods No. 15-1-23, dated February 14, 2015, by and between Preferred Popcorn, LLC and Skinny Pop Popcorn	S-1	333-205274	10.16	June 26, 2015

10.17†	Contract Regarding Sale of Goods No. 15-1-27, dated February 14, 2015, by and between Preferred Popcorn, LLC and Skinny Pop Popcorn.	S-1	333-205274	10.17	June 26, 2015

10.18	Tax Receivable Agreement.	S-1	333-205274	10.18	June 26, 2015

10.19	Offer Letter, dated September 23, 2014, by and between TA Topco 1, LLC and Dawn Hudson.	S-1	333-205274	10.19	June 26, 2015

10.20	Offer Letter, dated March 13, 2015, by and between TA Topco 1, LLC and John K. Haley.	S-1	333-205274	10.20	June 26, 2015

10.21	Offer Letter, dated May 7, 2015, by and between TA Topco 1, LLC and Chris Elshaw.	S-1	333-205274	10.21	June 26, 2015

10.22	Third Amendment to the Credit Agreement, dated as of May 29, 2015, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto and Jefferies Finance LLC.	S-1	333-205274	10.22	June 26, 2015

10.23	Form of Fourth Amendment to the Credit Agreement, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto and Jefferies Finance LLC.	S-1	333-205274	10.23	July 16, 2015

10.24#	Non- Employee Director Compensation Policy.	S-1	333-205274	10.24	July 16, 2015

10.25#	Form of Employment Agreement with the Registrant’s executive officers.	S-1	333-205274	10.25	July 16, 2015

21.1	List of subsidiaries of Amplify Snack Brands, Inc.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this exhibit.
#	Indicates management contract or compensatory plan, contract, or agreement.
*
These certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Amplify Snack Brands under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Snack Brands, Inc.
Date: March 29, 2016	By:	/s/ Brian Goldberg
Brian Goldberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Ennis	Chief Executive Officer and Director	March 29, 2016
Thomas Ennis	(Principal Executive Officer)

/s/ Brian Goldberg	Chief Financial Officer	March 29, 2016
Brian Goldberg	(Principal Financial and Accounting Officer)

/s/ Jeffrey S. Barber	Chairperson of the Board of Directors	March 29, 2016
Jeffrey S. Barber

/s/ William David Christ II	Director	March 29, 2016
William David Christ II

/s/ Chris Elshaw	Director	March 29, 2016
Chris Elshaw

/s/ John K. Haley	Director	March 29, 2016
John K. Haley

/s/ Dawn Hudson	Director	March 29, 2016
Dawn Hudson

/s/ Andrew S. Friedman	Director	March 29, 2016
Andrew S. Friedman

/s/ Pamela L. Netzky	Director	March 29, 2016
Pamela L. Netzky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Amplify Snack Brands, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Amplify Snack Brands, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014 (Successor), and the related consolidated statements of comprehensive income, shareholders’/members’ equity and cash flows for the year ended December 31, 2015 (Successor), for the period from July 17, 2014 to December 31, 2014 (Successor), for the period from January 1, 2014 to July 16, 2014 (Predecessor), and for the year ended December 31, 2013 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amplify Snack Brands, Inc. and subsidiaries as of December 31, 2015 and 2014 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2015 (Successor), for the period from July 17, 2014 to December 31, 2014 (Successor), for the period from January 1, 2014 to July 16, 2014 (Predecessor), and for the year ended December 31, 2013 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Austin, Texas
March 29, 2016

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	Successor
	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$18,751	$5,615
Accounts receivable, net of allowances of $2,272 and $2,961, respectively	11,977	10,066
Inventories	6,829	6,330
Other current assets	1,293	551
Total current assets	38,850	22,562
Property and equipment, net	2,153	746
Other assets:
Goodwill	47,421	45,694
Intangible assets, net	269,468	263,386
Net deferred tax assets-long term	—	3,126
Other assets	2,899	3,377
Total assets	$360,791	$338,891
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,302	$6,443
Accrued liabilities	5,230	4,344
Senior term loan-current portion	12,750	10,000
Founder contingent consideration-current portion	25,197	593
Tax receivable obligation-current portion	6,632	—
Other current liabilities	217	—
Total current liabilities	59,328	21,380
Long-term liabilities:
Senior term loan	184,563	190,000
Notes payable, net	3,757	—
Founder contingent consideration	—	6,343
Net deferred tax liabilities-long term	5,115	—
Tax receivable obligation	89,498	—
Other liabilities	3,107	—
Total long-term liabilities	286,040	196,343
Commitment and contingencies (note 11)
Shareholders' equity:
Common stock, $0.0001 par value, 375,000,000 and 75,000,000 shares authorized, 74,843,470 and 75,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	8	8
Additional paid in capital	793	116,423
Common stock held in treasury, at par, 4,991,858 and 7,411,263 shares at December 31, 2015 and December 31, 2014, respectively	(1)	(1)
Retained earnings	14,623	4,738
Total shareholders' equity	15,423	121,168
Total liabilities and shareholders' equity	$360,791	$338,891

The accompanying notes are an integral part of these consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands, except shares/units outstanding and per share/unit information)

	Successor		Predecessor
	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Year Ended December 31, 2013
Net Sales	$183,915	$64,004	$68,353	$55,710
Cost of goods sold	80,972	28,724	29,429	23,054
Gross profit	102,943	35,280	38,924	32,656
Sales & marketing expenses	18,527	6,977	5,661	5,938
General & administrative expenses	46,261	13,611	1,394	1,960
Loss on change in fair value of contingent consideration	1,521	—	—	—
Sponsor acquisition-related expenses	—	2,215	1,288	—
Total operating expenses	66,309	22,803	8,343	7,898
Operating income	36,634	12,477	30,581	24,758
Interest expense	12,428	4,253	—	—
Income before income taxes	24,206	8,224	30,581	24,758
Income tax expense	14,321	3,486	—	—
Net income	9,885	4,738	30,581	24,758
Other comprehensive income, net of income taxes	—	—	—	—
Comprehensive income	$9,885	$4,738	$30,581	$24,758

Basic and diluted earnings per share/unit	$0.13	$0.07	$76,452.74	$61,895.01

Basic and diluted weighted average shares/units outstanding	74,747,605	68,716,568	400	400

The accompanying notes are an integral part of these consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders'/Members' Equity
(in thousands, except for share and unit data)

	Units		Additional Paid in Capital	Retained Earnings	Total
	Units	Amount
Predecessor
Balance at January 1, 2013	400	$—	$—	$1,671	$1,671
Net income	—	—	—	24,758	24,758
Distributions paid	—	—	—	(19,362)	(19,362)
Balance at December 31, 2013	400	$—	$—	$7,067	$7,067
Net income	—	—	—	30,581	30,581
Distributions paid	—	—	—	(28,533)	(28,533)
Balance at July 16, 2014	400	$—	$—	$9,115	$9,115

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total
	Shares	Amount		Shares	Amount
Successor
Balance at July 17, 2014	—	$—	$—	—	$—	$—	$—
Net income	—	—	—	—	—	4,738	4,738
Net initial capital contributions	75,000,000	8	175,942	—	—	—	175,950
Capital distributions	—	—	(59,755)	—	—	—	(59,755)
Equity-based incentive compensation	—	—	235	—	—	—	235
Effect of recapitalization on shares outstanding	—	—	1	7,411,263	(1)	—	—
Balance at December 31, 2014	75,000,000	$8	$116,423	7,411,263	$(1)	$4,738	$121,168
Net income	—	—	—	—	—	9,885	9,885
Capital distributions	—	—	(22,285)	—	—	—	(22,285)
Issuance of tax receivable agreement	—	—	(96,130)	—	—	—	(96,130)
Vesting of restricted stock awards	—	—	—	(2,262,875)	*	—	*
Forfeiture of restricted stock awards	(156,530)	*	—	(156,530)	*	—	*
Equity-based incentive compensation	—	—	2,785	—	—	—	2,785
Balance at December 31, 2015	74,843,470	$8	$793	4,991,858	$(1)	$14,623	$15,423

* Amount rounds to zero.

The accompanying notes are an integral part of these consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Year Ended December 31, 2013
Operating activities:
Net income	$9,885	$4,738	$30,581	$24,758
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	310	99	78	47
Amortization of intangible assets	4,228	1,904	—	—
Amortization of deferred financing costs and debt discount	844	292	—	—
Deferred income taxes	8,241	(3,126)	—	—
Equity-based compensation expense	3,305	235	—	—
Founder contingent compensation	18,261	6,937	—	—
Loss on change in fair value of contingent consideration	1,521	—	—	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,777)	(763)	(4,600)	(3,347)
Inventories	(461)	(2,964)	(956)	(1,687)
Other assets	(780)	(551)	353	(351)
Accounts payable	2,604	3,231	952	1,558
Accrued and other liabilities	818	2,687	(69)	1,491
Net cash provided by operating activities	46,999	12,719	26,339	22,469
Investing activities:
Purchase of Predecessor, net of cash acquired	—	(294,452)	—	—
Purchase of Paqui, LLC, net of cash acquired	(7,830)	—	—	—
Acquisition of property and equipment	(777)	(178)	(278)	(456)
Net cash used in investing activities	(8,607)	(294,630)	(278)	(456)
Financing activities:
Proceeds from issuance of common stock	—	150,950	—	—
Capital distributions	(22,285)	(59,755)	(28,533)	(19,362)
Term loan borrowing	7,500	200,000	—	—
Payments on term loan	(10,187)	—	—	—
Draws from revolving credit facility	15,000	—	—	—
Pay downs on revolving credit facility	(15,000)	—	—	—
Deferred financing costs	(284)	(3,669)	—	—
Net cash (used in) provided by financing activities	(25,256)	287,526	(28,533)	(19,362)
Increase (decrease) in cash and cash equivalents	13,136	5,615	(2,472)	2,651
Cash and cash equivalents—Beginning of period	5,615	—	3,519	868
Cash and cash equivalents—End of period	$18,751	$5,615	$1,047	$3,519
Supplemental disclosure of cash flow information:
Income taxes paid	$7,105	$5,600	$—	$—
Interest paid	$11,506	$3,961	$—	$—
Non-cash activities during the period:
Issuance of tax receivable obligation	$96,130	$—	$—	$—
Purchase of Predecessor, non-cash consideration	$—	$25,000	$—	$—
Issuance of notes payable for purchase of Paqui	$3,715	$—	$—	$—
Contingent consideration	$1,911	$—	$—	$—
Acquisition of property and equipment via financing	$833	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
As of December 31, 2015, investment funds affiliated with TA Associates, L.P., a private equity entity ("TA Associates") beneficially owned 58.2% of our outstanding common shares and is able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
Sponsor Acquisition
On July 17, 2014, SkinnyPop Popcorn LLC (“Predecessor”) was acquired (the “Sponsor Acquisition”) by investment funds and entities associated with TA Associates. To affect the Sponsor Acquisition, the Predecessor’s members entered into a Unit Purchase Agreement (the “Purchase Agreement”) with Amplify Snack Brands, Inc. and TA Midco 1, LLC (“Midco”), whereby the members contributed all units of the Predecessor to Midco in exchange for cash and rollover stock. The Predecessor then merged with and into Midco, with Midco as the surviving entity. Midco subsequently changed its name to SkinnyPop Popcorn LLC, a subsidiary of Amplify Snack Brands, Inc.
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
The Transactions were consummated on July 17, 2014. The accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding and succeeding the

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Sponsor Acquisition, respectively. The Sponsor Acquisition results in a new basis of accounting beginning on July 17, 2014 and the financial reporting periods are presented as follows:

•	The year ended December 31, 2015 is the successor period.

•
The year ended December 31, 2014 includes the predecessor period of the Company from January 1, 2014 to July 16, 2014 and the successor period, reflecting the Sponsor Acquisition from July 17, 2014 to December 31, 2014.

•	The year ended December 31, 2013 is the predecessor period.
Fees and expenses related to the Transactions totaled approximately $6.6 million consisting of $1.3 million of Sponsor Acquisition-related costs recognized in the predecessor period January 1, 2014 to July 16, 2014, $2.2 million of Sponsor Acquisition-related costs recognized in the successor period July 17, 2014 to December 31, 2014 and $3.1 million of deferred financing costs, also recognized in the successor period July 17, 2014 to December 31, 2014.
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

In connection with the Sponsor Acquisition, the Company’s founders entered into employment agreements with the Company through December 31, 2015. Under the terms of these agreements, and subject to continued employment, the founders were each eligible to receive up to $10 million upon the Company’s achievement of certain contribution margin benchmarks during the period commencing on January 1, 2015 and ending on December 31, 2015. The founders were also eligible to receive further payment contingent on the potential future tax savings associated with the deductibility of the payments under these agreements. At December 31, 2015, total payments under these agreements were expected to amount to approximately $26.7 million (the “Founder Contingent Compensation”),

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

including the expected benefit associated with the tax savings. On December 23, 2014, the Company entered into a Prepayment Agreement with the founders to reflect a $750,000 bonus payment to each founder and a reduction of the Company’s future Founder Contingent Compensation obligations. The Company recognized the fair value of the associated obligation ratably over the contractual service period resulting in expense of approximately $18.3 million for the successor year ended December 31, 2015 and $8.4 million for the successor period July 17, 2014 to December 31, 2014.

The remaining obligation totaled $25.2 million at December 31, 2015, which consisted of $18.5 million in remaining payments based on the Company's achievement of certain contribution benchmarks mentioned above and $6.7 million based on estimated tax savings to the Company associated with the deductibility of the payments under these agreements. The amount of the payment associated with tax savings to the Company will be finalized in 2016. Refer to Note 10 for additional details regarding the payments due to the Company's founders.

Pro Forma Combined Financial Information (Unaudited)

The following unaudited pro forma combined financial information reflects the consolidated statements of comprehensive income giving pro forma effect to the Sponsor Acquisition, the incurrence of $50.0 million of borrowings under the Company's term loan under its credit agreement and the subsequent distribution of $59.8 million paid to its stockholders in December 2014 (the “December 2014 Special Dividend”) and the incurrence of $22.5 million of borrowings under the Company's term loan and revolving credit loan under its credit agreement and the subsequent distribution of $22.3 million paid to its stockholders in May 2015 (the “May 2015 Special Dividend”), as if such transactions had occurred on January 1, 2013. The pro forma information includes adjustments primarily related to the amortization of intangible assets acquired, exclusion of non-recurring Sponsor Acquisition-related expenses and interest expense associated with aggregate term loan and revolving facility borrowings totaling $207.5 million and $15.0 million, respectively, in connection with the Sponsor Acquisition and December 2014 and May 2015 Special Dividends. The pro forma combined financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date (in thousands, except per share data):

	Pro Forma
(Unaudited)	Year Ended December 31, 2014	Year Ended December 31, 2013
Net sales	$132,357	$55,710
Net income	20,465	(8,855)
Basic and diluted net income per share	$0.30	$(0.13)
The previous information reflects the estimated compensation expense associated with the Founder Contingent Compensation (as defined above) in connection with the Sponsor Acquisition, based on our achievement of certain contribution margin benchmarks during the fiscal year 2015, and the tax benefit, to the extent realized by us, associated with the arrangement, that would have been recognized if the employment agreements had been in effect from January 1, 2014. The total estimated obligation of $26.7 million is being recognized ratably over the approximately 18-month contractual service period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Use of Estimates

The consolidated financial statements are prepared in conformity with GAAP. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. The Company routinely evaluates its estimates, including those related to accruals and allowances for customer programs and incentives, bad debts, income taxes, long-lived assets, inventories, equity-based compensation, accrued broker commissions and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Significant Risks and Uncertainties
The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, fluctuations in commodity prices, specifically popcorn kernels and sunflower oil, continued acceptance of the Company’s products, competition from substitute products and larger companies and dependence on strategic relationships. The Company relies on contract manufacturers to manufacture and third-party logistics to distribute its products. The Company’s manufacturers and suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, equipment malfunction and weather and environmental factors, any of which could delay or impede the Company’s ability to meet demand.
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
The carrying amounts of the Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities. Our term loan and revolving credit facility bear interest at a variable interest rate plus an applicable margin and, therefore, carrying amount approximates fair value. The fair value of our term loan and revolving credit facility are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents liabilities measured at fair value on a recurring basis:

	Successor
	December 31, 2015	December 31, 2014
Liabilities:
Founder contingent compensation-current portion	$25,197	$593
Founder contingent compensation-long term portion	—	6,343
Contingent consideration	1,911	—
Total liabilities	$27,108	$6,936
Founder Contingent Compensation
Considerable judgment is required in developing the estimate of fair value of Founder Contingent Compensation. The use of different assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The fair value measurement of the Founder Contingent Compensation obligation relates to the employment agreements entered into in connection with the Sponsor Acquisition. For the successor year ended December 31, 2015, the Company accrued $18.3 million as expense in our consolidated statements of comprehensive income. To determine the fair value, the Company valued the total contingent compensation liability based on the expected probability weighted compensation payments corresponding to certain contribution margin benchmarks defined in the employment agreements, as well as the associated income tax benefit using the estimated tax rates that will be in effect (Level 3). The current estimate represents the recognizable portion based on the maximum potential obligation allowable under the employment agreements.
The remaining obligation totaled $25.2 million at December 31, 2015, which consisted of $18.5 million in remaining payments based on the Company's achievement of certain contribution margin benchmarks defined in the employment agreements, and $6.7 million based on estimated tax savings to the Company associated with the tax deductibility of the payments under these employment agreements. The amount of the payment associated with tax savings to the Company will be finalized in 2016. Refer to Note 10 for additional details regarding the payments due to the Company's founders. As discussed in Note 1, the Company has recognized the fair value of the associated obligation ratably over the contractual service period.
The following table summarizes the Level 3 activity (in thousands):

	Successor
	December 31, 2015	December 31, 2014
Balance at beginning of the year	$6,936	$—
Charge to expense	18,261	8,436
Payment	—	(1,500)
Balance at end of the year	$25,197	$6,936
Contingent Consideration
In connection with the acquisition of Paqui, LLC (“Paqui”) in April 2015, payment of a portion of the purchase price is contingent upon the achievement for the year ended December 31, 2018 ("Earn-out Period") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of Paqui (see Notes Payable discussion below for additional details). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $0.4 million (see Note 3) and the Company is required to reassess the fair value of the contingent consideration at each reporting period. At December 31, 2015, the Company remeasured the fair value of the contingent consideration based on a revised forecast of Paqui operating results for the Earn-out Period, resulting in a non-cash loss of approximately $1.5 million, which is included in loss on change in fair value of contingent consideration in the accompanying consolidated statements of comprehensive income for the successor year ended December 31, 2015.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The significant inputs used in this fair value estimate include numerous gross sales scenarios for the Earn-out Period for which probabilities are assigned to each scenario to arrive at a single estimated outcome (Level 3). The estimated outcome is then discounted based on the individual risk analysis of the liability. The present value of the estimated outcome is used as the underlying price and the sum of the original principal amount and accrued interest of the notes issued to the sellers of Paqui ("earn-out threshold") is used as the exercise price in the Black-Scholes option pricing model. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of Paqui, or changes in the future may result in different estimated amounts.
The contingent consideration is included in other liabilities in the accompanying consolidated balance sheets. The Company will satisfy this obligation with a cash payment to the sellers of Paqui upon the achievement of the milestone discussed above.
The following table summarizes the Level 3 activity (in thousands):

	Successor
	December 31, 2015	December 31, 2014
Balance at beginning of the year	$—	$—
Fair value of contingent consideration at acquisition date	390	—
Loss on change in fair value of contingent consideration	1,521	—
Balance at end of the year	$1,911	$—
Notes Payable
As discussed in more detail in Note 3, in April 2015, the Company issued $3.9 million in unsecured notes to the sellers of Paqui in connection with its acquisition. The notes bear interest at a rate per annum of 1.5% with principal and interest due at maturity on March 31, 2018. The Company recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms (Level 3), which is amortized to interest expense over the term of the notes using the effective-interest method.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market funds with an original maturity of 90 days or less.
Inventories
Inventories are valued at the lower of cost or market using the weighted-average cost method. The Company procures certain raw material inputs and packaging from suppliers and contracts with third-party firms to assemble and warehouse finished product. The third-party co-manufacturers invoice the Company monthly for labor inputs upon the production of finished product during that period.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on equipment is provided in amounts sufficient to relate the cost of the assets to operations over their estimated service lives ranging from 5-7 years using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives. Maintenance and repairs are charged to expense as incurred. Assets not yet placed in use are not depreciated.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The useful lives of the property and equipment are as follows:

Machinery and equipment	5 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of lease term or estimated useful life
We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. When deemed necessary, we complete this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of amortizable long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.
Deferred Financing Costs
Costs incurred in connection with debt issuances have been deferred, and are being amortized using the effective interest method over the term of the related debt instrument as interest expense.
Goodwill and Intangible Assets
Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, the impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed the carrying value, then an additional analysis would be performed to allocate the fair value to all of our assets and liabilities as if it had been acquired in a business combination and the fair value was our purchase consideration. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. The Company performs its required annual assessment of goodwill as of July 1 of each fiscal year.
Other intangible assets are comprised of both finite and indefinite-lived intangible assets. Indefinite-lived intangible assets, including our trade name, are not amortized. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. Otherwise, indefinite-lived intangible assets are tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.
An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. In each reporting period, we also evaluate the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.
The Company generally expenses legal and related costs incurred in defending or protecting its intellectual property unless it can be established that such costs have added economic value to the business enterprise, in which case it capitalizes the costs incurred as part of intangible assets.
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and prior to any annual impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the successor year ended December 31, 2015, the successor

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

period July 17, 2014 to December 31, 2014, the predecessor period January 1, 2014 to July 16, 2014 and the predecessor year ended December 31, 2013.
Recognition of Net Sales, Sales Incentives and Trade Accounts Receivable
Net sales are recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which occurs upon the receipt and acceptance of product by the customer. The Company’s customers are primarily businesses that are stocking its products. The earnings process is complete once the customer order has been placed and approved and the product shipped has been received by the customer or when product is picked up by the Company’s customers at the Company’s co-manufacturer. Product is sold to customers on credit terms established on a customer-by-customer basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product.
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
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. Accounts are charged to bad debt expense as they are deemed uncollectible based upon a periodic review of aging and collections.
As of December 31, 2015 and 2014, the Company recorded total allowances against trade accounts receivable of $2.3 million and $3.0 million, respectively. Recoveries of receivables previously written off are recorded when received.

	In thousands
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs and Adjustments	Balance at End of Period
December 31, 2013 (Predecessor)
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	74	46	—	—	120
Allowance for promotional activities	44	5,243	—	(3,730)	1,557
July 16, 2014 (Predecessor)
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	120	—	—	(80)	40
Allowance for promotional activities	1,557	8,726	—	(9,380)	903
December 31, 2014 (Successor)
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	40	60	—	—	100
Allowance for promotional activities	903	11,357	—	(9,399)	2,861
December 31, 2015 (Successor)
Allowances deducted from assets to which they apply:
Allowance for doubtful accounts	100	—	—	(100)	—
Allowance for promotional activities	2,861	28,455	—	(29,044)	2,272

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cost of Goods Sold
Cost of goods sold consists of the costs of ingredients and packaging utilized in the manufacture of products, contract manufacturing fees, shipping and handling costs to external customers, equipment repairs, in-bound freight charges, reserves for inventory obsolescence and depreciation of manufacturing equipment.
Sales and Marketing Expenses
Sales and marketing expenses include salaries and wages, commissions, broker fees, bonuses and incentives and other marketing and advertising expenses.
Also included in sales and marketing expense are costs and fees relating to the execution of in-store product demonstrations with club stores or grocery retailers, which totaled approximately $3.1 million for the successor year ended December 31, 2015, $2.5 million for the successor period July 17, 2014 to December 31, 2014, $2.4 million for the predecessor period January 1, 2014 to July 16, 2014 and $3.1 million for the predecessor year ended December 31, 2013. The cost of product used in the demonstrations, which is insignificant, and the fees paid to the independent third-party providers who conduct the in-store demonstrations, are recorded as an expense when the event occurs. Product demonstrations are conducted by independent third-party providers designated by the various retailer or club chains. During the in-store demonstrations, the consumers in the stores receive small samples of our products. The consumers are not required to purchase our product in order to receive the sample.
General and Administrative Expenses
General and administrative expenses include salaries and wages, founder employment costs, depreciation of property and equipment, professional fees, amortization of intangible assets, insurance, travel and other operating expenses.
Equity-Based Compensation
The Company records equity-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors including incentive units or employee stock options based on estimated fair values. The fair value of each award is estimated on the grant date using a two-step process. See Note 13 for a further discussion of the valuation process.
The equity-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service period of the awards, which corresponds to the vesting periods of the awards. Equity-based compensation expense totaled approximately $3.3 million for the successor year ended December 31, 2015 and $0.2 million for the successor period July 17, 2014 to December 31, 2014. There was no equity-based compensation expense in the predecessor period January 1, 2014 to July 16, 2014 and for the predecessor year ended December 31, 2013. Equity-based compensation expense is included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income.
Concentration Risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. We maintain the majority of our cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy.
Customers with 10% or more of the Company’s net sales consist of the following:

	Successor		Predecessor
	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Year Ended December 31, 2013
Customer:
Costco	31%	36%	33%	36%
Sam's Club	18%	20%	22%	22%

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2015, Costco and Sam’s Club represented 15% and 13%, respectively, of the accounts receivable balances outstanding. The same two customers represented 18% and 31%, respectively, of accounts receivable as of December 31, 2014. The Company outsources the manufacturing of its products to Assemblers Food Packaging LLC (“Assemblers”), a co-manufacturer in the United States. Assemblers represented 36% and 64% of accounts payable as of December 31, 2015 and December 31, 2014, respectively.
Earnings per Share/Unit
Basic earnings per share/unit has been computed based upon the weighted average number of common shares/units outstanding. The Company's unvested shares of restricted common stock contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and, therefore are included in the computation of basic earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared and participation rights in undistributed earnings. Diluted earnings per share/unit has been computed based upon the weighted average number of common shares/units outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive. The dilutive effect of unvested restricted stock units ("RSUs") and unvested stock options has been accounted for using the two-class method or the treasury stock method, if more dilutive.
As discussed in Note 1, in August 2015, the Company completed the Corporate Reorganization immediately prior to the Company's IPO. For purposes of computing net income per share, it is assumed that the reorganization of the Company had occurred for all successor periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the IPO. Accordingly, the denominators in the computations of basic and diluted net income per share for the successor period July 17, 2014 to December 31, 2014, reflect the Company's reorganization.

	Successor			Predecessor
	Year Ended December 31, 2015		July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Year Ended December 31, 2013
Basic and diluted earnings per share/unit:
Numerator:
Net income	$9,885		$4,738	$30,581	$24,758
Denominator:
Basic and diluted weighted average common shares/units outstanding	74,747,605	(1)	68,716,568	400	400

Basic and diluted earnings per share/unit	$0.13		$0.07	$76,452.74	$61,895.01

(1)    Excludes the weighted average impact of 15,922 unvested RSUs and 6,164 unvested stock options for the successor year ended December 31, 2015, because the effects of their inclusion would be anti-dilutive.

Income Taxes
Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company records a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits.
Tax Receivable Agreement ("TRA")
As discussed in more detail in Note 10, immediately prior to the consummation of the IPO in August 2015, the Company entered into a TRA with the former holders of units in Topco. In December 2015, all of the former holders of the units

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

in Topco collectively assigned their interests to a new counterparty. The Company estimated an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA in consideration a of reduction in the Company's future U.S. federal, state and local taxes resulting from the utilization of certain tax attributes. The Company accounted for the obligation under the TRA as a dividend and elected to reduce additional paid in capital. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized in the consolidated statements of comprehensive income. Future cash payments under the TRA obligation will be classified as a financing activity on the consolidated statements of cash flows.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize assets and liabilities related to lease arrangements longer than twelve months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations, cash flows and financial statement disclosures.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes", which requires all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to retrospectively adopt the accounting standard in the beginning of our fourth quarter of fiscal 2015. Upon adoption of ASU 2015-17, current deferred tax assets of $2.2 million in our December 31, 2014 consolidated balance sheet were reclassified as non-current.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” to clarify that given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to the line-of-credit arrangements, such costs may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. The Company does not expect the adoption of this update to have a material effect on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. The Company is currently assessing the impact of the adoption of ASU No. 2015-11 on its financial position, results of operations and financial statement disclosures.

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition”, and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014- 09 by one year, to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of assessing both the method and the impact of the adoption of ASU No. 2014-09 on its financial position, results of operations, cash flows and financial statement disclosures.
3. ACQUISITION
In April 2015, the Company acquired Paqui, LLC ("Paqui") a manufacturer and marketer of tortilla chips and pre-packaged tortillas for total consideration of approximately $11.9 million. This acquisition has been accounted for under the acquisition method of accounting, whereby the purchase consideration was allocated to tangible and intangible net assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents a value attributable to brand recognition associated with Paqui’s products and position in the BFY snack category.
Since the acquisition date, Paqui contributed approximately $1.3 million of net sales to the Company for the successor year ended December 31, 2015. The Company incurred approximately $0.2 million of acquisition-related costs during the successor year ended December 31, 2015, which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income. The Company has completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
The Company evaluated the impact to the Company's financial statements of the Paqui acquisition and concluded that the impact was not significant enough to require or separately warrant the inclusion of pro forma financial results inclusive of Paqui.

4. INVENTORY
Inventories, net of reserves and provisions, consist of the following (in thousands):

	Successor
	December 31, 2015	December 31, 2014
Raw materials and packaging	$4,433	$4,263
Finished goods	2,396	2,067
Inventories, net	$6,829	$6,330
As of December 31, 2015, we had approximately $0.7 million in reserves for finished goods deemed unsaleable and raw materials and packaging deemed obsolete. We had no such reserve as of December 31, 2014. If future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Accumulated depreciation is recognized ratably over the expected useful life of the asset. Property and equipment, net consist of the following (in thousands):

	Successor
	December 31, 2015	December 31, 2014
Machinery and equipment	$1,128	$929
Furniture and fixtures	664	44
Leasehold improvements	911	13
Property and equipment, gross	2,703	986
Less: accumulated depreciation	(550)	(240)
Property and equipment, net	$2,153	$746
Depreciation expense was approximately $0.3 million for the successor year ended December 31, 2015 and $0.1 million for the successor period July 17, 2014 to December 31, 2014. Depreciation expense was approximately $0.1 million for the predecessor period January 1, 2014 to July 16, 2014 and approximately $0.1 million for the predecessor year ended December 31, 2013. Depreciation expense is included in cost of goods sold and general and administrative expense in the accompanying consolidated statements of comprehensive income.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

	Successor
	December 31, 2015	December 31, 2014
Beginning balance	$45,694	$—
Acquired during the year	1,727	45,694
Ending balance	$47,421	$45,694
Intangible assets consist of the following (in thousands):

	Successor
	December 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite lives:
Trade names (1)	$211,900	$—	$211,900	$202,900	$—	$202,900
Intangible assets with finite lives:
Customer relationships (1)	63,610	(6,113)	57,497	62,300	(1,898)	60,402
Non-competition agreement	90	(19)	71	90	(6)	84
Total	$275,600	$(6,132)	$269,468	$265,290	$(1,904)	$263,386

(1)     The change in the gross carrying amount of trade names and customer relationships is the result of the Paqui acquisition.

Amortization of finite-lived intangibles was approximately $4.2 million for the successor year ended December 31, 2015 and $1.9 million for the successor period July 17, 2014 to December 31, 2014. There was no amortization expense in the predecessor period January 1, 2014 to July 16, 2014 and for the predecessor year ended December 31, 2013.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amortization of finite-lived intangible assets is included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income. The weighted average remaining amortization period of intangible assets at December 31, 2015 was 13.6 years.

The estimated future amortization expense related to finite-lived intangible assets is as follows as of December 31, 2015 (in thousands):

2016	$4,254
2017	4,254
2018	4,254
2019	4,254
2020	4,254
Thereafter	36,298
ASC 350, "Intangibles- Goodwill and Other", requires companies to test goodwill and indefinite-lived intangibles for impairment annually and more frequently if indicators of impairment exist. Accordingly, the Company performed its annual assessment of fair value as of July 1, 2015 for its reporting units and trade names and concluded there was no impairment related to goodwill and indefinite-lived intangibles.

7. DEFERRED FINANCING COSTS
Deferred financing costs consist of the following (in thousands):

	Successor
	December 31, 2015	December 31, 2014
Deferred financing costs	$3,953	$3,669
Less: accumulated amortization	(1,094)	(292)
Deferred financing costs, net	$2,859	$3,377
Amortization expense for deferred financing costs totaled approximately $0.8 million for the successor year ended December 31, 2015 and $0.3 million for the successor period July 17, 2014 to December 31, 2014. There was no amortization expense for deferred financing costs in the predecessor period January 1, 2014 to July 16, 2014 and for the predecessor year ended December 31, 2013. Amortization of deferred financing costs is included as part of interest expense on the accompanying consolidated statements of comprehensive income.

8. ACCRUED LIABILITIES
The following table shows the components of accrued liabilities (in thousands):

	Successor
	December 31, 2015	December 31, 2014
Accrued income taxes	$437	$1,012
Unbilled inventory	693	1,178
Accrued commissions	629	805
Accrued bonuses	2,545	536
Accrued marketing expense	89	411
Accrued professional fees	398	145
Other accrued liabilities	439	257
Total accrued liabilities	$5,230	$4,344

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. LONG-TERM DEBT AND LINE OF CREDIT
Long-term debt consists of the following (in thousands):

	Successor
	December 31, 2015	December 31, 2014
Term loan	$197,313	$200,000
Notes payable, net of discount of $147 and $-0-, respectively	3,757	—
Total debt	201,070	200,000
Less: Current portion	(12,750)	(10,000)
Long-term debt	$188,320	$190,000
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
On May 29, 2015, we amended the Second Amended Credit Facility to increase our term loan borrowings by $7.5 million to a total of $205 million, net of principal payments made in the first quarter of 2015 totaling $2.5 million, and increase our capacity on our revolving facility by $17.5 million to a total of $25 million. The Second Amended Credit Facility, as so amended, is referred to as the Third Amended Credit Facility.  At the closing of the Third Amended Credit Facility, we borrowed $15 million under our revolving facility, which, along with our term loan borrowings, have the same interest rate as the term and revolving loans under the Second Amended Credit Facility. The interest rate on our outstanding indebtedness was 5.5% per annum at December 31, 2015 and December 31, 2014.
Proceeds from the initial term loan borrowings were primarily used to finance the Sponsor Acquisition and to pay fees and expenses in connection therewith. Proceeds of the Second and Third Amended Credit Facilities were primarily used to pay the December 2014 and May 2015 Special Dividends to the equity holders of Topco. In the future, we may use the revolving facility for working capital and for other general corporate purposes, including acquisitions, investments, dividends and distributions, to the extent permitted under the Third Amended Credit Facility. The Third Amended Credit Facility also provides that, upon satisfaction of certain conditions, we may increase the aggregate principal amount of the loans outstanding thereunder by an amount not to exceed $50 million, subject to receipt of additional lending commitments for such loans.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Third Amended Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain (x) a maximum total funded debt to consolidated EBITDA ratio of not more than 4.25 to 1.0, initially, and decreasing to 2.25 to 1.0 over the term of the Third Amended Credit Facility and (y) a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. As of December 31, 2015, we were in compliance with our financial covenants.
In addition, the Third Amended Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Third Amended Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions. Based on the calculation of Excess Cash Flow and the Company's Senior Secured Leverage Ratio (as defined in the Third Amended Credit Facility) as of December 31, 2015, the Company will make a prepayment on the term loan of $2.5 million, no later than May 6, 2016.
Although the Third Amended Credit Facility generally prohibits payments and dividends and distributions, we are permitted, subject to certain customary conditions such as absence of events of default and compliance with financial covenants, to make payments, dividends or distributions including (a) earn-out payments, (b) payments, dividends or distributions in cash from retained excess cash flow and certain proceeds from distributions from or sales of investments, (c) payments, dividends or distributions in an unlimited amount from the proceeds of equity issuances and (d) payments, dividends or distributions not to exceed $5.0 million in the aggregate.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

interest due at maturity on March 31, 2018. We recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms, which is amortized to interest expense over the term of the notes using the effective-interest method.
Annual maturities of long-term debt (excluding the fair value discount of approximately $0.1 million) as of December 31, 2015 are as follows (in thousands):

2016	$12,750	(1)
2017	10,250
2018	14,155
2019	164,062
2020	—
Total	$201,217
(1)    Includes a mandatory prepayment of $2.5 million on the term loan, due no later than May 6, 2016.
10. RELATED PARTY TRANSACTIONS
Employment Agreements
In connection with the Sponsor Acquisition, the Company entered into employment agreements with certain of our managers and the Company's founders, who held equity interests in our company prior to the acquisition and continue to hold equity interests in the Company. Under the terms of the founders' employment agreements, which ended on December 31, 2015, each executive received an annual base salary of $200,000 and were eligible to participate in our benefit plans generally. The founders were also each eligible to receive a cash payment of up to $10 million (the “cash payment”), based on achievement by the Company of certain contribution margin metrics during the period commencing on January 1, 2015 and ending on December 31, 2015. Furthermore, in connection with the payments, the Company will provide each executive with an additional tax benefit equal to (i) in the case of the taxable year in which the cash payment is paid or any subsequent taxable year, the net excess (if any) of (A) the taxes that would have been paid by the Company in respect of such taxable year calculated without taking into account the payment of the cash payment over (B) the actual taxes payable by the Company in respect of such taxable year and (ii) in the case of any taxable year prior to the year in which the cash payment is paid, the amount of any tax refund resulting from carrying back any operating losses to the extent attributable to the cash payment. Refer to Note 1 for additional details regarding the estimated obligation related to the Founder Contingent Compensation.
Tax Receivable Agreement
Immediately prior to the consummation of the IPO in August 2015, the Company entered into a Tax Receivable Agreement ("TRA") with the former holders of units in Topco. In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The TRA generally provides for the payment by the Company to the counterparty of 85% of the U.S. federal, state and local tax benefits realized by us and our subsidiaries from the utilization of certain tax attributes that were generated when SkinnyPop Popcorn LLC was acquired by affiliates of TA Associates in July 2014. The Company will retain approximately 15% of the U.S. federal, state and local tax benefits realized from the utilization of such tax attributes. Unless earlier terminated in accordance with its terms, the TRA will continue in force and effect until there is no further potential for tax benefit payments to be made by us to the counterparty in respect of the U.S. federal, state and local tax benefits that are subject of the agreement. Based on current tax rules and regulations, we would expect the potential for tax benefit payments to cease no later than 2030.
The amount payable to the counterparty is based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of these tax attributes. For purposes of determining the reduction in taxes resulting from the utilization of these pre-IPO tax attributes, we were required to assume that pre-IPO tax attributes are utilized before any other attributes. We expect the payments that we may make under the TRA will be substantial. In addition if the IRS were to successfully challenge the tax benefits that give rise to any payments under the TRA, our future payments under the TRA would be reduced by the amount of such payments, but the TRA does not require the counterparty to reimburse us for the amount of such payments to the extent they exceed any future amounts payable under the TRA.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In August 2015, the Company recorded an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA, with a corresponding reduction to additional paid in capital. The Company's first annual estimated payment in the amount of approximately $6.6 million is expected to be paid within the next 12 months. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized as a period expense in the statement of comprehensive income.

Precision Capital Group LLC Consulting Services Agreements
We entered into two consulting services agreements with one of our stockholders, Precision Capital Group LLC, or (“Precision”). Our executive vice president of sales and marketing is a former employee and a current equity holder of Precision. In addition to his investment in the Company in connection with the Sponsor Acquisition, this same employee also invested in the Company through Precision in 2013.

Sales Consulting Services Agreement
We entered into a sales consulting services agreements with Precision. Under the terms of this sales consulting services agreement, which we refer to as the Precision Sales Consulting Agreement, Precision agreed to provide sales professionals to work on behalf of the Company. Such sales professionals were entitled to a monthly stipend plus a commission based on sales performance. The Precision sales professionals were, at the time of the agreement, employees of Precision. Fees for consulting services under this agreement totaled approximately $0.6 million for the predecessor year ended December 31, 2013 and approximately $0.9 million for the predecessor period January 1, 2014 to July 16, 2014. There were no fees related to this agreement for the successor period July 17, 2014 to December 31, 2014 and for the successor year ended December 31, 2015. These fees are included as part of sales and marketing expense.
Business Consulting Services Agreement
We entered into a business consulting services agreement with Precision, which, together with the Precision Sales Consulting Agreement, we refer to as the Precision Agreements. Under this agreement, Precision provided business consulting services to us. Fees for consulting services under this agreement totaled approximately $0.1 million for the year ended 2013 and approximately $0.1 million for the predecessor period January 1, 2014 to July 16, 2014. There were no fees related to this agreement for the successor period July 17, 2014 to December 31, 2014 or the year ended December 31, 2015. These fees are included as part of sales and marketing expense.
Transition Services Agreement
The Precision Agreements were terminated on July 18, 2014, in connection with the Sponsor Acquisition. In connection with the termination of the Precision Agreements, we entered into a transition services agreement with Precision whereby, for a period of 90 days, Precision agreed to provide substantially the same services as it was providing under the Precision Agreements. The transition services agreement was not renewed at the expiration of its term. Fees for transition services under this agreement totaled approximately $0.3 million for the successor period July 17, 2014 to December 31, 2014.
Fees paid to Precision totaling approximately $0.5 million were included in Sponsor Acquisition-related expenses in the accompanying consolidated statements of comprehensive income for the predecessor period January 1, 2014 to July 16, 2014.
Monticello Partners LLC Lease Agreement
The Company leases office space from a related party, Monticello Partners LLC, which is wholly owned by one of the Company's shareholders. The lease agreement expires on August 31, 2017 and the Company is responsible for all taxes and utilities. Payments under this agreement were not material to the periods presented.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Future minimum lease payments for this lease, which had a non-cancelable lease term in excess of one year as of December 31, 2015, were as follows (in thousands):

2016	$28
2017	19
Total	$47
11. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company entered into certain supply contracts for their popcorn kernels and sunflower oil for various periods through September 2018. As of December 31, 2015, the Company’s purchase commitments remaining under these contracts totaled approximately $19.4 million, of which $12.8 million, $4.0 million and $2.6 million are due as of December 31, 2016, 2017 and 2018, respectively. The contracts also stipulate that if the Company fails to purchase the stated quantities within the time period specified, the Company has the option to purchase all remaining quantities under the contract, or the seller has the right to assess liquidated damages, including payment of the excess of the contract price over the market price for all remaining contracted quantities not purchased.
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
Lease Commitments
The Company entered into an operating lease on February 26, 2015 ("Effective Date") for its corporate headquarters located in Austin, Texas. The lease is non-cancellable and has a nine year term.
Rent expense from operating leases totaled approximately $0.3 million for the year ended December 31, 2015. Rent expense was not material for the successor period July 17, 2014 to December 31, 2014, predecessor period January 1, 2014 to July 16, 2014 and predecessor year ended December 31, 2013.
As of December 31, 2015, minimum rental commitments under non-cancellable operating leases were as follows (in thousands):

2016	$361
2017	360
2018	349
2019	358
2020	366
Thereafter	1,312
Total	$3,106
Legal Matters
From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results from operations or cash flow.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. INCOME TAXES
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Successor
	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014
Income tax provision (benefit):
Current:
Federal	$4,914	$5,224
State	1,166	1,388
Total current	6,080	6,612
Deferred:
Federal	6,769	(2,478)
State	1,472	(648)
Total deferred	8,241	(3,126)
Total provision (benefit)	$14,321	$3,486

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows:

	Successor
	December 31, 2015	December 31, 2014
Deferred tax assets:
Allowance for bad debt	$—	$40
Allowance for promotional activity	898	1,120
Accrued expenses and other	292	682
Inventories	968	490
Acquisition costs	141	897
Contingent compensation	1,391	2,569
Stock compensation	29	—
Total deferred tax assets	3,719	5,798

Deferred tax liabilities:
Prepaid expenses	—	(136)
Deferred financing costs	(12)	—
Depreciation and amortization	(8,822)	(2,536)
Total deferred tax liabilities	(8,834)	(2,672)
Net deferred tax (liabilities) assets	$(5,115)	$3,126

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to income before taxes for the periods presented below primarily as a result of the following:

	Successor
	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014
Income tax at U.S. statutory rate	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	7.1%	5.8%
Stock compensation expense	4.6%	—%
Transaction related services	13.0%	—%
Other permanent items	(0.6)%	1.1%
Other	0.1%	0.5%
Income tax provision effective rate	59.2%	42.4%

The tax years 2014 and 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.
The Company does not have any uncertain tax positions as of December 31, 2015. The Company's policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the periods presented, the Company did not recognize any interest or penalties.

13. EQUITY-BASED COMPENSATION
In July 2015, the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the "2015 Plan") was adopted by our board of directors, approved by our stockholders and became effective immediately prior to the consummation of our IPO in August 2015. The 2015 Plan provides for the grant of various equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company and its subsidiaries. The types of awards that may be granted under the 2015 Plan include incentive stock options, non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") and other equity-based awards. The Company initially reserved 13,050,000 shares of our common stock for issuance under the 2015 Plan, which is subject to certain adjustments for changes in the Company's capital structure, as defined in the 2015 Plan. As of December 31, 2015, 5,546,767 shares were available for issuance under the 2015 Plan.
Stock Options
In December 2015, the Company granted stock options to an employee under the 2015 Plan, which are subject to the following time-based vesting conditions, 33.333% on the first anniversary of the grant date, and thereafter, 2.778% on the monthly anniversary of the grant date for the remaining 24 months, subject to continued service through each applicable vesting date. Upon a termination of service relationship by the Company, all unvested options will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2015 Plan. The maximum contractual term for stock options is 10 years.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled $7,000 for the successor year ended December 31, 2015. The fair value of stock option awards are estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

Successor
Year Ended December 31, 2015
Expected volatility (1)	34.00%
Expected dividend yield (2)	—%
Expected option term (3)	5 years
Risk-free interest rate (4)	1.72%
(1)    The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a five-year look back period ending on the grant date.

(2)    We have not paid and do not anticipate paying a cash dividend on our common stock.

(3)    We utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(4)    The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.

The following table summarizes the Company's stock option activity for the successor year ended December 31, 2015:

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2015	—	—	$—	$—
Granted	150,000	10.0	10.72	3.50
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2015	150,000	10.0	$10.72	$3.50
Exercisable as of December 31, 2015	—

(In thousands)
Unamortized costs at December 31, 2015				$518
Aggregate intrinsic value of outstanding stock options at December 31, 2015				120
(In months)
Weighted average remaining vesting term of unvested options as of December 31, 2015				36
Restricted Stock Units ("RSUs")
In November 2015, the Company granted RSUs to certain employees under the 2015 Plan, which are subject to the following time-based vesting conditions, 33.333% on the first anniversary of the grant date, and thereafter, 2.778% on the monthly anniversary of the grant date for the remaining 24 months, subject to continued service through each applicable vesting date. Upon a termination of service relationship by the Company, all unvested units will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2015 Plan.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of RSUs is calculated based on the closing market value of the Company’s common stock on the date of grant. The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.1 million for the successor year ended December 31, 2015. The following table summarizes the activity of the Company's unvested RSUs for the successor year ended December 31, 2015:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2015	—	$—
Issued	98,500	12.65
Forfeited	—	—
Vested	—	—
Unvested as of December 31, 2015	98,500	$12.65

(In thousands)
Unamortized costs at December 31, 2015		$1,179
(In months)
Weighted average remaining vesting term of unvested RSUs as of December 31, 2015		34
Restricted Stock Awards ("RSAs")
As discussed in Note 1, in connection with the Corporate Reorganization in August 2015, all of the outstanding equity awards (which were comprised of Class C-1 and C-2 units of Topco) that were granted under the TA Topco 1, LLC 2014 Equity Incentive Plan, were converted into shares of the common stock and restricted stock of the Company. The portion of outstanding Class C units that had vested as of the consummation of the Corporate Reorganization were converted into shares of the Company’s common stock and the remaining portion of unvested outstanding Class C units were converted into shares of the Company’s restricted stock, which were granted under the 2015 Plan.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $3.2 million for the successor year ended December 31, 2015 and approximately $0.2 million for the successor period July 17, 2014 to December 31, 2014. The following table summarizes the activity of the Company's unvested RSAs for the successor year ended December 31, 2015:

	Successor
Number of RSAs	Year Ended December 31, 2015
Unvested as of December 31, 2014	—
Issued (1)	6,343,036
Forfeited	(156,530)
Vested	(1,194,648)
Unvested as of December 31, 2015	4,991,858

Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	$—
Issued (1)	1.37
Forfeited	1.00
Vested	1.10
Unvested as of December 31, 2015	$1.45
(In Thousands)
Unamortized costs at December 31, 2015 (2)	$8,104
Weighted average remaining vesting term of unvested RSAs as of December 31, 2015	32	months

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the activity of the unvested incentive units for the successor year ended December 31, 2015:

	Class C-1 Units	Class C-2 Units
Number of units
Unvested as of December 31, 2014	6,955,194	5,571,410
Issued	1,151,419	477,869
Forfeited	—	—
Vested (1)	(1,106,172)	(867,670)
Converted (2)	(7,000,441)	(5,181,609)
Unvested as of December 31, 2015	—	—

Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	$0.95	$0.18
Issued	1.60	0.97
Forfeited	—	—
Vested (1)	0.95	0.18
Converted (2)	1.06	0.25
Unvested as of December 31, 2015	$—	$—

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
Notes to Consolidated Financial Statements

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
Notes to Consolidated Financial Statements

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
As of February 24, 2015, the PWERM analysis reflected the Company’s belief that there was a 60% probability that the Company would complete an IPO and a 40% probability of a sale of the Company. The valuation used a risk adjusted discount rate of 12% and an estimated time to a liquidity event of 6 months.
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
As of June 10, 2015, the PWERM analysis reflected the Company’s belief that there was a 90% probability that the Company would complete an IPO and a 10% probability of a sale of the Company. The valuation used a risk adjusted discount rate of 9.5% and an estimated time to a liquidity event of 2 months.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14. GEOGRAPHIC INFORMATION
Our net sales by geographic area are as follows (in thousands):

	Successor		Predecessor
	Year ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Year ended December 31, 2013
United States	$174,306	$60,833	$64,809	$54,587
Canada	9,609	3,171	3,544	1,123

All of our long-lived assets are located in the United States.

15. SHAREHOLDERS'/MEMBERS’ EQUITY
Initial Public Offering
As discussed in Note 1, immediately following the Corporate Reorganization, 15,000,000 common shares of the Company were sold by selling stockholders to the public at a price of $18.00 per share. The selling stockholders (formerly holders of units in Topco), which includes certain of our directors and officers, received all the proceeds from the sale of shares in this offering. The Company did not receive any proceeds from the sale of shares in this offering.
Tax Receivable Agreement
As discussed in more detail in Notes 1 and 10, immediately prior to the consummation of the IPO in August 2015, the Company entered into a TRA with the former holders of units in Topco pursuant to which such holders received the right to future payments from the Company. As a result, the Company recorded an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA, with a corresponding reduction to additional paid in capital.

December 2014 and May 2015 Special Dividends

Prior to the Corporate Reorganization, the Company made distributions of approximately $22.3 million and $59.8 million in May 2015 and December 2014, respectively, to Topco (the former parent entity of the Company), which subsequently distributed such proceeds to its unit holders.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents unaudited quarterly consolidated financial results of the Company for the successor year ended December 31, 2015.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$44,275	$47,354	$45,914	$46,372
Cost of goods sold	19,866	20,661	20,260	20,185
Gross profit	24,409	26,693	25,654	26,187
Sales & marketing expenses	3,618	5,016	5,146	4,747
General & administrative expenses (1)	9,032	11,985	16,068	9,176
Loss on change in fair value of contingent consideration	—	—	—	1,521
Total operating expenses	12,650	17,001	21,214	15,444
Operating income	11,759	9,692	4,440	10,743
Interest expense	2,955	3,058	3,311	3,104
Income before income taxes	8,804	6,634	1,129	7,639
Income tax expense (2)	3,900	3,074	4,118	3,229
Net income (loss)	$4,904	$3,560	$(2,989)	$4,410

Earnings (loss) per share:
Basic and diluted	$0.07	$0.05	$(0.04)	$0.06

Weighted average shares outstanding:
Basic and diluted	74,449,844	74,685,407	68,710,803	74,865,563
(1)    During the successor three months ended March 31, 2015, June 30, 2015 and September 30, 2015, the Company incurred
IPO costs of approximately $0.7 million, $1.9 million and $6.7 million, respectively, including performance bonuses and related payroll taxes paid to employees upon the completion of the IPO, a financial advisory fee paid to an advisor in connection with the IPO, and legal, accounting, consulting, printing, filing and listing fees paid in connection with the IPO process.

(2)     During the successor three months ended September 30, 2015, the effective tax rate increased due to significant IPO-related costs as well as equity-based compensation charges, both of which were not tax deductible.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents unaudited quarterly consolidated financial results of the Company for the successor period July 17, 2014 to December 31, 2014 and the predecessor period January 1, 2014 to July 16, 2014.

	Predecessor			Successor
	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014	July 1, 2014 to July 16, 2014	July 17, 2014 to September 30, 2014	Three Months Ended December 31, 2014
Net sales	$25,706	$35,462	$7,185	$30,957	$33,047
Cost of goods sold	11,378	15,332	2,719	14,255	14,469
Gross profit	14,328	20,130	4,466	16,702	18,578
Sales & marketing expenses	1,945	2,652	1,065	3,261	3,715
General & administrative expenses	669	599	126	5,493	8,118
Sponsor acquisition-related expenses	—	—	1,288	2,215	—
Total operating expenses	2,614	3,251	2,479	10,969	11,833
Operating income	11,714	16,879	1,987	5,733	6,745
Interest expense	—	—	—	1,853	2,400
Income before income taxes	11,714	16,879	1,987	3,880	4,345
Income tax expense	—	—	—	1,754	1,732
Net income	$11,714	$16,879	$1,987	$2,126	$2,613

Earnings per unit/share:
Basic and diluted	$29,285.00	$42,197.50	$4,967.50	$0.03	$0.04

Weighted average units/shares outstanding:
Basic and diluted	400	400	400	67,588,737	69,648,254

17. SUBSEQUENT EVENTS
Founder Contingent Compensation
In March 2016, the Company paid $23.0 million to the Company's founders related to their employment agreements entered into in connection with the Sponsor Acquisition. Refer to Notes 1 and 2 for additional details regarding the estimated obligation related to the Founder Contingent Compensation. The total payment consisted of $18.5 million based on certain contribution margin benchmarks achieved by the Company during the year ended December 31, 2015 and $4.5 million towards the obligation related to the estimated tax savings to the Company associated with the tax deductibility of the payments under these employment agreements. The remaining obligation after this payment totaled $2.2 million, which we expect to satisfy with a final payment in the second half of 2016.