Form 10-Q
period 2016-03-31
Amplify Snack Brands, INC
filed 2016-05-04
CIK 1640313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes  ☐  No  ☒
As of May 2, 2016, there were 74,798,232 shares of the registrant’s common stock outstanding.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,434	$18,751
Accounts receivable, net of allowances of $1,961 and $2,272, respectively	15,491	11,977
Inventories	7,080	6,829
Other current assets	1,185	1,293
Total current assets	31,190	38,850
Property and equipment, net	2,284	2,153
Other assets:
Goodwill	47,421	47,421
Intangible assets, net	268,405	269,468
Other assets	40	40
Total assets	$349,340	$357,932
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,680	$9,302
Accrued liabilities	8,546	5,230
Senior term loan-current portion	12,750	12,750
Founder contingent consideration	2,197	25,197
Tax receivable obligation-current portion	6,632	6,632
Other current liabilities	551	217
Total current liabilities	42,356	59,328
Long-term liabilities:
Senior term loan	179,342	181,704
Notes payable, net	3,773	3,757
Net deferred tax liabilities	6,383	5,115
Tax receivable obligation	89,498	89,498
Other liabilities	3,371	3,107
Total long-term liabilities	282,367	283,181
Commitment and contingencies (Note 10)
Shareholders' Equity:
Common stock, $0.0001 par value, 375,000,000 shares authorized at March 31, 2016 and December 31, 2015 and 74,814,003 and 74,843,470 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	7	8
Additional paid in capital	1,585	793
Common stock held in treasury, at par, 4,483,021 and 4,991,858 shares at March 31, 2016 and December 31, 2015, respectively	—	(1)
Retained earnings	23,025	14,623
Total shareholders' equity	24,617	15,423
Total liabilities and shareholders' equity	$349,340	$357,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands, except shares outstanding and per share information)

	Three Months Ended March 31,
	2016	2015
Net sales	$54,345	$44,275
Cost of goods sold	25,927	19,866
Gross profit	28,418	24,409
Sales & marketing expenses	5,679	3,618
General & administrative expenses	5,432	9,032
Total operating expenses	11,111	12,650
Operating income	17,307	11,759
Interest expense	3,026	2,955
Income before income taxes	14,281	8,804
Income tax expense	5,879	3,900
Net income	8,402	4,904
Other comprehensive income, net of income taxes	—	—
Comprehensive income	$8,402	$4,904

Basic and diluted earnings per share	$0.11	$0.07

Basic and diluted weighted average shares outstanding	74,838,937	74,449,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
(unaudited, in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCE—December 31, 2014	75,000,000	$8	$116,423	7,411,263	$(1)	$4,738	$121,168
Net income	—	—	—	—	—	4,904	4,904
Equity-based incentive compensation	—	—	788	—	—	—	788
BALANCE—March 31, 2015	75,000,000	$8	$117,211	7,411,263	$(1)	$9,642	$126,860

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCE—December 31, 2015	74,843,470	$8	793	4,991,858	$(1)	$14,623	$15,423
Net income	—	—	—	—	—	8,402	8,402
Vesting of restricted stock awards	—	—	—	(479,370)	—	—	—
Forfeiture of restricted stock awards	(29,467)	(1)	—	(29,467)	1	—	—
Equity-based incentive compensation	—	—	792	—	—	—	792
BALANCE—March 31, 2016	74,814,003	$7	$1,585	4,483,021	$—	$23,025	$24,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$8,402	$4,904
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	107	47
Amortization of intangible assets	1,063	1,042
Amortization of deferred financing costs and debt discount	217	185
Deferred income taxes	1,268	(247)
Equity-based compensation expense	1,079	788
Founder contingent compensation	—	4,602
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,514)	(3,253)
Inventories	(251)	2,562
Other assets	108	(294)
Accounts payable	2,333	57
Accrued and other liabilities	3,627	3,749
Payments of founder contingent compensation	(23,000)	—
Net cash (used in) provided by operating activities	(8,561)	14,142
Investing activities:
Acquisition of property and equipment	(193)	(370)
Net cash used in investing activities	(193)	(370)
Financing activities:
Payments on term loan	(2,563)	(2,500)
Net cash used in financing activities	(2,563)	(2,500)
(Decrease) increase in cash and cash equivalents	(11,317)	11,272
Cash and cash equivalents—Beginning of period	18,751	5,615
Cash and cash equivalents—End of period	$7,434	$16,887
Supplemental disclosure of cash flow information:
Income taxes paid	$2,787	$1,262
Interest paid	$505	$2,772

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

•
The Company entered into a tax receivable agreement ("TRA") with the former holders of units in Topco pursuant to which such holders received the right to future payments from the Company. Refer to Note 9 for more details regarding the TRA.

Immediately following the Corporate Reorganization, 15,000,000 common shares of the Company were sold by selling stockholders to the public at a price of $18.00 per share. The selling stockholders (formerly holders of units in Topco), which includes certain of our directors and officers, received all the proceeds from the sale of shares in this offering. The Company did not receive any proceeds from the sale of shares in this offering. Immediately following the IPO, former holders of units in Topco collectively owned 53,656,964 common shares of the Company and 6,343,036 shares of the Company's restricted stock, which is subject to vesting conditions. Refer to Note 12 for more details on the Company's restricted stock.
As of March 31, 2016, investment funds affiliated with TA Associates, L.P., a private equity entity ("TA Associates") beneficially owned 58.2% of our outstanding common shares and is able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
SkinnyPop Popcorn LLC Acquisition
On July 17, 2014, SkinnyPop Popcorn LLC ("SkinnyPop") was acquired by investment funds affiliated with TA Associates for aggregate purchase consideration of $320 million, which included rollover stock from existing equity holders in SkinnyPop valued at $25 million. The aggregate purchase consideration, plus transaction-related expenses and financing costs, was funded by TA Associates' equity investment in Topco, as well as from certain members of management and net proceeds from a $150 million term loan borrowing. Refer to Note 8 for additional details on the Company's term loan facility. A portion of the purchase consideration is being held in escrow to secure post-closing purchase price adjustments and indemnity claims.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, the interim condensed consolidated statement of shareholders' equity for the three months ended March 31, 2016 and March 31, 2015, the interim condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and March 31, 2015, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2016 and March 31, 2015, are unaudited.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements of Amplify Snack Brands, Inc. (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended December 31, 2015, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, with the exception of retrospective adoption of ASU 2015-03 as discussed herein, necessary for the fair presentation of the financial position as of March 31, 2016 and results of our operations for the three months ended March 31, 2016 and March 31, 2015, and cash flows for the three months ended March 31, 2016 and March 31, 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2016. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future periods.

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
The following table presents liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2016	December 31, 2015
Liabilities:
Founder contingent compensation-current portion	$2,197	$25,197
Contingent consideration (1)	1,911	1,911
Total liabilities	$4,108	$27,108
(1)     Contingent consideration is reported in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.
Founder Contingent Compensation
Considerable judgment was required in developing the estimate of fair value of Founder Contingent Compensation. The use of different assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The fair value measurement of the Founder Contingent Compensation obligation relates to the employment agreements entered into in connection with the Company's acquisition of SkinnyPop in July 2014. As of December 31, 2015, the Company had accrued the entire liability balance of $25.2 million ratably over the contractual service period as expense in our condensed consolidated statements of comprehensive income. To determine the fair value, the Company valued the total contingent compensation liability based on the expected probability weighted compensation payments corresponding to certain contribution margin benchmarks defined in the employment agreements, as well as the associated income tax benefit using the estimated tax rates that will be in effect (Level 3). The current estimate represents the recognizable portion based on the maximum potential obligation allowable under the employment agreements.
The obligation totaled $25.2 million at December 31, 2015, which consisted of $18.5 million in remaining payments based on the Company's achievement of certain contribution margin benchmarks defined in the employment agreements, and $6.7 million based on estimated tax savings to the Company associated with the tax deductibility of the payments under these employment agreements. In March 2016, the Company paid $23.0 million of the Founder Contingent Compensation obligation, leaving a remaining obligation of $2.2 million, which the Company expects to satisfy with a final payment in the second half of 2016. Refer to Note 9 for additional details regarding the founders' employment agreements.
The following table summarizes the Level 3 activity (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of the period	$25,197	$6,936
Charge to expense	—	4,602
Payment	(23,000)	—
Balance at end of the period	$2,197	$11,538
Contingent Consideration
In connection with the acquisition of Paqui, LLC (“Paqui”) in April 2015, payment of a portion of the purchase price is contingent upon the achievement for the year ended December 31, 2018 ("Earn-out Period") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Paqui (see Notes Payable discussion below for additional details). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $0.4 million (see Note 3) and the Company is required to reassess the fair value of the contingent consideration at each reporting period. At December 31, 2015, the Company remeasured the fair value of the contingent consideration to be approximately $1.9 million, based on a revised forecast of Paqui operating results for the Earn-out Period. At March 31, 2016, the Company remeasured the fair value of the contingent consideration, concluding no change from the fair value as of December 31, 2015.
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
The following table summarizes the Level 3 activity (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of the period	$1,911	$—
Loss on change in fair value of contingent consideration	—	—
Balance at end of the period	$1,911	$—
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2016 and December 31, 2015, the Company recorded total allowances against trade accounts receivable of approximately $2.0 million and $2.3 million, respectively. Recoveries of receivables previously written off are recorded when received.
Concentration Risk
Customers with 10% or more of the Company’s net sales consist of the following:

	Three Months Ended March 31,
	2016	2015
Customer:
Costco	29%	35%
Sam's Club	15%	15%
As of March 31, 2016, Costco and Sam’s Club represented 14% and 15%, respectively, of the accounts receivable balance outstanding. The same two customers represented 15% and 13%, respectively, of the accounts receivable balance as of December 31, 2015. The Company outsources a significant percentage of the manufacturing of its products to a single co-manufacturer in the United States. This co-manufacturer represented 44% and 36% of the accounts payable balance as of March 31, 2016 and December 31, 2015, respectively.
Earnings per Share
Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. The Company's unvested shares of restricted common stock contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and, therefore are included in the computation of basic earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared and participation rights in undistributed earnings. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive. The dilutive effect of unvested restricted stock units ("RSUs") and unvested stock options has been accounted for using the two-class method or the treasury stock method, if more dilutive.
As discussed in Note 1, in August 2015, the Company completed the Corporate Reorganization immediately prior to the Company's IPO. For purposes of computing net income per share, it is assumed that the reorganization of the Company had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the IPO. Accordingly, the denominators in the computations of basic and diluted net income per share for the three months ended March 31, 2015, reflect the Company's reorganization.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2016	2015
Basic and diluted earnings per share:
Numerator:
Net income	$8,402	$4,904
Less: net income attributable to participating securities	(543)	(452)
Net income attributable to common shareholders	7,859	4,452
Denominator:
Basic and diluted weighted average shares outstanding (1)	74,838,937	74,449,844
Less: participating securities	(4,833,353)	(6,861,107)
Basic and diluted weighted average common shares outstanding	70,005,584	67,588,737

Basic and diluted earnings per share	$0.11	$0.07

(1)    Excludes the weighted average impact of 116,068 unvested RSUs and 186,264 unvested stock options for the three months ended March 31, 2016, because the effects of their inclusion would be anti-dilutive.

Tax Receivable Agreement ("TRA")
As discussed in Notes 1 and 9, immediately prior to the consummation of the IPO in August 2015, the Company entered into a TRA with the former holders of units in Topco. In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The Company estimated an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA in consideration a of reduction in the Company's future U.S. federal, state and local taxes resulting from the utilization of certain tax attributes. The Company accounted for the obligation under the TRA as a dividend and elected to reduce additional paid in capital. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized in the consolidated statements of comprehensive income. Future cash payments under the TRA will be classified as a financing activity on the condensed consolidated statements of cash flows.
Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting", which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-09 on its financial position, results of operations, cash flows and financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize assets and liabilities related to lease arrangements longer than twelve months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations, cash flows and financial statement disclosures.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” to clarify that given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to the line-of-credit arrangements, such costs may be presented as an asset and

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

subsequently amortized ratably over the term of the line-of-credit arrangement. See discussion below regarding adoption of ASU 2015-03.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted the provisions of ASU 2015-03 retrospectively on January 1, 2016. Debt issuance costs are now presented as a reduction to the Senior term loan balance on the condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015. As a result, the Company reclassified $2.9 million of debt issuance costs from Other assets to Senior term loan on the condensed consolidated balance sheet as of December 31, 2015. The adoption of ASU 2015-03 did not impact the Company's condensed consolidated statements of comprehensive income or condensed consolidated statements of cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition”, and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014- 09 by one year, to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of assessing both the method and the impact of the adoption of ASU No. 2014-09 on its financial position, results of operations, cash flows and financial statement disclosures.
3. ACQUISITION
In April 2015, the Company acquired Paqui, a manufacturer and marketer of tortilla chips and pre-packaged tortillas for total consideration of approximately $11.9 million. This acquisition has been accounted for under the acquisition method of accounting, whereby the purchase consideration was allocated to tangible and intangible net assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents a value attributable to brand recognition associated with Paqui’s products and position in the BFY snack category. The Company has completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

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
Management evaluated the impact to the Company's financial statements of the Paqui acquisition and concluded that the impact was not significant enough to require or separately warrant the inclusion of pro forma financial results inclusive of Paqui.

4. INVENTORY

Inventories, net of reserves and provisions, consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials and packaging	$3,370	$4,433
Finished goods	3,710	2,396
Inventories, net	$7,080	$6,829
As of March 31, 2016 and December 31, 2015, we had approximately $0.5 million and $0.7 million, respectively, in reserves for finished goods deemed unsaleable and raw materials and packaging deemed obsolete. If future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

5. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Accumulated depreciation is recognized ratably over the expected useful life of the asset. Property and equipment, net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Machinery and equipment	$1,170	$1,128
Furniture and fixtures	845	664
Leasehold improvements	926	911
Property and equipment, gross	2,941	2,703
Less: accumulated depreciation	(657)	(550)
Property and equipment, net	$2,284	$2,153

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Depreciation expense was approximately $0.1 million and less than $0.1 million for three months ended March 31, 2016 and 2015, respectively. Depreciation expense is included in cost of goods sold and general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Beginning balance	$47,421	$45,694
Acquired during the period	—	1,727
Ending balance	$47,421	$47,421

Intangible assets consist of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$211,900	$—	$211,900	$211,900	$—	$211,900
Intangible assets with finite lives:
Customer relationships	63,610	(7,173)	56,437	63,610	(6,113)	57,497
Non-competition agreement	90	(22)	68	90	(19)	71
Total	$275,600	$(7,195)	$268,405	$275,600	$(6,132)	$269,468

Amortization of finite-lived intangibles was approximately $1.1 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. Amortization of finite-lived intangible assets is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

The estimated future amortization expense related to finite-lived intangible assets is as follows as of March 31, 2016 (in thousands):

Remainder of 2016	$3,191
2017	4,254
2018	4,254
2019	4,254
2020	4,254
Thereafter	36,298
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. ACCRUED LIABILITIES
The following table shows the components of accrued liabilities (in thousands):

	March 31, 2016	December 31, 2015
Accrued income taxes	$4,074	$437
Unbilled inventory	1,582	693
Accrued commissions	738	629
Accrued bonuses	556	2,545
Accrued marketing expense	194	89
Accrued professional fees	580	398
Other accrued liabilities	822	439
Total accrued liabilities	$8,546	$5,230
8. DEBT
Debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Term loan	$194,750	$197,313
Revolving credit facility (1)	—	—
Notes payable, net of discount of $132 and $147, respectively	3,773	3,757
Deferred financing costs, net of accumulated amortization of $1,295 and $1,094, respectively (2)	(2,658)	(2,859)
Total debt	195,865	198,211
Less: Current portion	(12,750)	(12,750)
Long-term debt	$183,115	$185,461

(1)	In April 2016, the Company borrowed $12.0 million under the revolving credit facility to partially fund an acquisition. Refer to Note 13 for additional details regarding this transaction.

(2)
Upon adoption of ASU 2015-03, the Company is now presenting deferred financing costs, net as a reduction to the related liability in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. As a result, the deferred financing costs, net balance of approximately $2.9 million was reclassified from Other assets to Senior term loan on the condensed consolidated balance sheet as of December 31, 2015.

Credit Facility
In July 2014, the Company entered into a credit agreement which initially provided for a $150.0 million term loan facility and a $7.5 million revolving credit facility. The term loan facility and revolving credit facility are hereinafter collectively referred to as the “Credit Facility”. The Company used the proceeds from this term loan borrowing to partially finance the acquisition of SkinnyPop, in July 2014.
In December 2014, the Company amended the Credit Facility to increase term loan borrowings by $50.0 million to a total of $200.0 million. The Company used the proceeds from this term loan borrowing to partially finance a $59.8 million distribution paid to members of Topco, in December 2014.
In May 2015, the Company amended the Credit Facility to (i) increase term loan borrowings by $7.5 million to a total of $205 million, net of principal payments made in the first quarter of 2015 totaling $2.5 million, and (ii) increase the capacity under the revolving credit facility by $17.5 million to a total of $25 million. The Company used the proceeds from this term loan borrowing along with a $15 million borrowing under the revolving credit facility to finance a $22.3 million distribution paid to members of Topco, in May 2015.

The Credit Facility is scheduled to mature on July 17, 2019, with an option to extend the maturity of the term loan with the consent of lenders willing to provide such extension. The term loans under the Credit Facility, amortize in equal quarterly installments of approximately $2.6 million, with the balance due at maturity. The Credit Facility also provides

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of the loans outstanding thereunder by an amount not to exceed $50 million, subject to receipt of additional lending commitments for such loans.
Interest
Outstanding term loan and revolving credit facility borrowings under the Credit Facility bear interest at a rate per annum equal to (a) the Eurodollar Rate plus 4.50% or (b) the Base Rate (equal in this context to the greater of (i) the prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) the Eurodollar Rate plus 1.00%) (but subject to a minimum of 2.00%) plus 3.50%. The interest rate on our outstanding indebtedness was 5.5%% per annum at March 31, 2016.
We are required to pay a commitment fee on the unused commitments under the revolving credit facility at a rate equal to 0.50% per annum.
Guarantees
The loans and other obligations under the Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by the Company and its existing and future wholly-owned U.S. subsidiaries and (b) secured by substantially all of the assets of the Company and its existing and future wholly-owned U.S. subsidiaries, in each case subject to certain customary exceptions and limitations.
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain (x) a maximum total funded debt to consolidated EBITDA ratio of not more than 4.25 to 1.0, initially, and decreasing to 2.25 to 1.0 over the term of the Credit Facility and (y) a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. As of March 31, 2016, the Company was in compliance with our financial covenants.
In addition, the Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions. Based on the calculation of Excess Cash Flow and the Company's Senior Secured Leverage Ratio (as defined in the Credit Facility) as of December 31, 2015, the Company will make a prepayment on the term loan of $2.5 million, no later than May 6, 2016.
Although the Credit Facility generally prohibits payments and dividends and distributions, we are permitted, subject to certain customary conditions such absence of events of default and compliance with financial covenants, to make payments, dividends or distributions including (a) earnout payments, (b) payments, dividends or distributions in cash from retained excess cash flow and certain proceeds from distributions from or sales of investments, (c) payments, dividends or distributions in an unlimited amount from the proceeds of equity issuances and (d) payments, dividends or distributions not to exceed $5.0 million in the aggregate.
Under the Credit Facility the Founder Contingent Compensation may be paid at any time so long as no payment default under the Credit Facility has occurred and is continuing and, immediately after giving effect to such payment, the Company has at least $5.0 million of cash and cash equivalents subject to a first priority lien in favor of the lenders party thereto plus availability under the revolving facility. In March 2016, the Company paid $23.0 million of the Founder Contingent Compensation liability.
The Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents, and change in control defaults.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other
Certain of the lenders under the Credit Facility (or their affiliates) may provide, certain commercial banking, financial advisory and investment banking services in the ordinary course of business for the Company and its subsidiaries, for which they receive customary fees and commissions.
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
Annual maturities of debt (excluding the fair value discount of approximately $0.1 million and deferred financing costs of $2.7 million) as of March 31, 2016 are as follows (in thousands):

Remainder of 2016	$10,188
2017	10,250
2018	14,155
2019	164,062
2020	—
Total	$198,655
9. RELATED PARTY TRANSACTIONS
Employment Agreements
In July 2014, the Company entered into employment agreements with the founders of SkinnyPop. Under the terms of the founders' employment agreements, which ended on December 31, 2015, each founder received an annual base salary of $200,000 and were also each eligible to receive a cash payment of up to $10 million (the “Cash Payment”), based on achievement by the Company of certain contribution margin metrics during the period commencing on January 1, 2015 and ending on December 31, 2015. Furthermore, in connection with the Cash Payment, the Company will provide each founder with an additional payment equal to (i) in the case of the taxable year in which the cash payment is paid or any subsequent taxable year, the net excess (if any) of (A) the taxes that would have been paid by the Company in respect of such taxable year calculated without taking into account the Cash Payment over (B) the actual taxes payable by the Company in respect of such taxable year and (ii) in the case of any taxable year prior to the year in which the cash payment is paid, the amount of any tax refund resulting from carrying back any operating losses to the extent attributable to the Cash Payment. Refer to Note 2 for additional details regarding the estimated obligation related to the employment agreements and the associated payments.
Tax Receivable Agreement
Immediately prior to the consummation of the IPO in August 2015, the Company entered into a Tax Receivable Agreement ("TRA") with the former holders of units in Topco. In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The TRA generally provides for payment by the Company to the counterparty of 85% of the U.S. federal, state and local tax benefits realized by the Company and its subsidiaries from the utilization of certain tax attributes that were generated when SkinnyPop was acquired by investment funds affiliated with TA Associates in July 2014. The Company will retain approximately 15% of the U.S. federal, state and local tax benefits realized from the utilization of such tax attributes. Unless earlier terminated in accordance with its terms, the TRA will continue in force and effect until there is no further potential for tax benefit payments to be made by the Company to the counterparty in respect of the U.S. federal, state and local tax benefits that are subject of the agreement. Based on current tax rules and regulations, the Company would expect the potential for tax benefit payments to cease no later than 2030.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The amount payable to the counterparty is based on an annual calculation of the reduction in the Company's U.S. federal, state and local taxes resulting from the utilization of these tax attributes. For purposes of determining the reduction in taxes resulting from the utilization of these pre-IPO tax attributes, the Company was required to assume that pre-IPO tax attributes are utilized before any other attributes. The Company expects the payments that it may make under the TRA will be substantial. In addition if the IRS were to successfully challenge the tax benefits that give rise to any payments under the TRA, the Company's future payments under the TRA would be reduced by the amount of such payments, but the TRA does not require the counterparty to reimburse the Company for the amount of such payments to the extent they exceed any future amounts payable under the TRA.
In August 2015, the Company recorded an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA, with a corresponding reduction to additional paid in capital. The Company's first annual estimated payment in the amount of approximately $6.6 million is expected to be paid during 2016. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized as a period expense in the statement of comprehensive income.

Monticello Partners LLC Lease Agreement
The Company leases office space from a related party, Monticello Partners LLC, which is wholly owned by one of the Company's shareholders. The lease agreement expires on August 31, 2017 and the Company is responsible for all taxes and utilities. Payments under this agreement were not material to the periods presented.
Future minimum lease payments for this lease, which had a non-cancelable lease term in excess of one year as of March 31, 2016, were as follows (in thousands):

Remainder of 2016	$21
2017	20
Total	$41
10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company entered into certain supply contracts for their popcorn kernels and sunflower oil for various periods through October 2018. As of March 31, 2016, the Company’s purchase commitments remaining under these contracts totaled $25.1 million. The contracts also stipulate that if the Company fails to purchase the stated quantities within the time period specified, the Company has the option to purchase all remaining quantities under the contract, or the seller has the right to assess liquidated damages, including payment of the excess of the contract price over the market price for all remaining contracted quantities not purchased.
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
Lease Commitments
The Company entered into an operating lease on February 26, 2015 ("Effective Date") for its corporate headquarters located in Austin, Texas. The lease in non-cancellable and has a nine year term.
Rent expense from operating leases totaled approximately $0.1 million and less than $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2016, minimum rental commitments under non-cancellable operating leases were as follows (in thousands):

Remainder of 2016	$272
2017	360
2018	349
2019	358
2020	366
Thereafter	1,312
Total	$3,017
Legal Matters
From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results from operations or cash flow.
11. INCOME TAXES
The Company's effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates and the amount of taxable income the Company earns. The effective tax rate was 41.2% and 44.3% for the three months ended March 31, 2016 and March 31, 2015, respectively.
12. EQUITY-BASED COMPENSATION
In July 2015, the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the "2015 Plan") was adopted by the Company's board of directors, approved by the Company's stockholders and became effective immediately prior to the consummation of the Company's IPO in August 2015. The 2015 Plan provides for the grant of various equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company and its subsidiaries. The types of awards that may be granted under the 2015 Plan include incentive stock options, non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") and other equity-based awards. The Company initially reserved 13,050,000 shares of common stock for issuance under the 2015 Plan, which is subject to certain adjustments for changes in the Company's capital structure, as defined in the 2015 Plan. As of March 31, 2016, 5,328,905 shares were available for issuance under the 2015 Plan.
Stock Options
The Company awards stock options to certain employees under the 2015 Plan, which are subject to the following time-based vesting conditions, 33.333% on the first anniversary of the grant date, and thereafter, 2.778% on the monthly anniversary of the grant date for the remaining 24 months, subject to continued service through each applicable vesting date. Upon a termination of service relationship by the Company, all unvested options will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2015 Plan. The maximum contractual term for stock options is 10 years.
The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.1 million and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively. The fair value of stock option awards are estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

Three Months Ended March 31, 2016
Expected volatility (1)	34%
Expected dividend yield (2)	—%
Expected option term (3)	5 years
Risk-free interest rate (4)	1.45%

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a five-year look back period ending on the grant date.

(2)	We have not paid and do not anticipate paying a cash dividend on our common stock.

(3)
We utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(4)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.

The following table summarizes the Company's stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	150,000	9.72	$10.72	$3.50
Granted	150,000	9.95	11.92	3.81
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2016	300,000	9.83	$11.32	$3.66
Exercisable as of March 31, 2016	—
As of March 31, 2016, the total compensation cost related to nonvested stock options not yet recognized was approximately $1.0 million with a weighted average remaining period of 2.83 years over which it is expected to be recognized. The aggregate intrinsic value of outstanding stock options at March 31, 2016 was $0.9 million.
Restricted Stock Units ("RSUs")
The Company awards RSUs to certain employees under the 2015 Plan, which vest over a three or four year period. RSUs that vest over a three year period are subject to the following time-based vesting conditions, 33.333% on the first anniversary of the grant date, and thereafter, 2.778% on the monthly anniversary of the grant date for the remaining 24 months, subject to continued service through each applicable vesting date. RSUs that vest over a four year period are subject to the following time-based vesting conditions, 25% on the first anniversary of the grant date, and thereafter, 6.25% on the quarterly anniversary of the grant date for the remaining 36 months, subject to continued service through each applicable vesting date. Upon a termination of service relationship by the Company, all unvested units will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2015 Plan.
The fair value of RSUs is calculated based on the closing market value of the Company’s common stock on the date of grant. The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.1 million and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity of the Company's unvested RSUs for the three months ended March 31, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	98,500	$12.65
Issued	106,079	11.92
Forfeited	(8,750)	12.65
Vested	—	—
Unvested as of March 31, 2016	195,829	$12.25
As of March 31, 2016, the total compensation cost related to unvested RSUs not yet recognized was approximately $2.2 million with a weighted average remaining period of 3.33 years over which it is expected to be recognized.
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
The shares of restricted stock of the Company are generally subject to the following time-based vesting conditions, in accordance with the terms and conditions of the Class C units from which such shares were converted, 25% on the first anniversary of the vesting reference date applicable to individual grants, and thereafter, 2.0833% on the final day of each of the following 36 months, subject to continued service through each applicable vesting date. Upon a termination of service relationship by the Company, all unvested awards will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2015 Plan.
The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.9 million and $0.8 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Equity-based compensation expense is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

The following table summarizes the activity of the Company's unvested RSAs for the three months ended March 31, 2016:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	4,991,858	$1.45
Issued	—	—
Forfeited	(29,467)	1.05
Vested	(479,370)	1.49
Unvested as of March 31, 2016	4,483,021	$1.45

As of March 31, 2016, the total compensation cost related to unvested RSAs not yet recognized was approximately $7.7 million with a weighted average remaining period of 2.41 years over which it is expected to be recognized.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. SUBSEQUENT EVENTS
On April 29, 2016, the Company completed the acquisition of Boundless Nutrition, LLC ("Boundless Nutrition") for total consideration of approximately $20.8 million, which includes $4.0 million of notes payable that mature at various dates between April 29, 2017 and December 31, 2018. The Company may be required to pay additional consideration of up to $10 million in 2019, which is contingent upon the achievement of a defined contribution margin for the year ended December 31, 2018 ("Earn-out Period"), in excess of the sum of the original principal amount and accrued interest of notes issued to the sellers of Boundless Nutrition. Based in Austin, Texas, Boundless Nutrition manufactures and distributes its Oatmega protein snack bars and Perfect Cookie products to natural, grocery, mass and foodservice retail partners across the United States. The Company borrowed $12.0 million under the revolving credit facility and used $4.5 million of cash on hand, excluding holdback amounts of $0.3 million, to fund the acquisition of Boundless Nutrition.

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
Our Company and Our Business

Amplify Snack Brands, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company", "we", "us" and "our") is a high growth, snack food company focused on developing and marketing products that appeal to consumers’ growing preference for better-for-you ("BFY") snacks. Our anchor brand, SkinnyPop, is a rapidly-growing, highly-profitable and market-leading BFY ready-to-eat ("RTE") popcorn brand. Through its simple, major allergen-free and non-GMO ingredients, SkinnyPop embodies our BFY mission and has amassed a loyal and growing customer base across a wide range of food distribution channels in the United States. In April 2015, we acquired Paqui, LLC ("Paqui"), an emerging BFY tortilla chip brand and in April 2016, we acquired Boundless Nutrition, LLC ("Boundless Nutrition"), which manufactures and distributes its Oatmega protein snack bars and Perfect Cookie products to natural, grocery, mass and foodservice retail partners across the Unites States. These acquisitions allow us to leverage our infrastructure to help us grow into adjacent snacking sub-segments with innovative BFY brands. We believe that our focus on building a portfolio of exclusively BFY snack brands differentiates us and will allow us to leverage our platform to realize material synergies across our family of BFY brands, as well as allow our retail customers to consolidate their vendor relationships in this large and growing category.
Recent Developments
As discussed more fully in Note 1 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, we completed our initial public offering ("IPO") on August 4, 2015, in which 15,000,000 common shares from the 75,000,000 common shares then issued, were sold by selling stockholders to the public at a price of $18.00 per share. We did not receive any proceeds from the sale of shares in this offering.
As discussed more fully in Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, we acquired Paqui, an emerging BFY tortilla chip brand, in April 2015 for total consideration of approximately $11.9 million. We may be required to pay additional earn-out consideration in 2019, which is contingent upon the achievement of a defined contribution margin during 2018. We plan to leverage our existing sales force and relationships with retail customers and distributors to help gain distribution for Paqui.
As discussed above, we completed the acquisition of Boundless Nutrition in April 2016 for total consideration of approximately $20.8 million. We borrowed $12.0 million under our revolving credit facility and used cash on hand to fund the remaining transaction amount. Refer to Note 13 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for additional details regarding this transaction.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

The following tables compares our results of operations, including as a percentage of net sales, for the three months ended March 31, 2016 and March 31, 2015. Amounts are in thousands except percentage information.

	Three Months Ended March 31, 2016	% of Net Sales	Three Months Ended March 31, 2015	% of Net Sales
Net sales	$54,345	100.0%	$44,275	100.0%
Cost of goods sold	25,927	47.7%	19,866	44.9%
Gross profit	28,418	52.3%	24,409	55.1%
Sales & marketing expenses	5,679	10.4%	3,618	8.2%
General & administrative expenses	5,432	10.0%	9,032	20.4%
Total operating expenses	11,111	20.4%	12,650	28.6%
Operating income	17,307	31.9%	11,759	26.5%
Interest expense	3,026	5.6%	2,955	6.7%
Pre-tax income	14,281	26.3%	8,804	19.8%
Income tax expense	5,879	10.8%	3,900	8.8%
Net income	$8,402	15.5%	$4,904	11.0%

Net Sales

Net sales increased approximately $10.1 million, or 22.7%, from $44.3 million for three months ended March 31, 2015 to $54.3 million for the three months ended March 31, 2016. Our net sales growth was primarily driven by volume increases resulting from increases in both the number of distribution points and sales to existing customers and the addition of new customers, primarily in the club, conventional grocery and mass merchandiser channels. Product price changes did not significantly impact sales growth from period to period.

We expect to see continued growth in net sales from our SkinnyPop brand in 2016 when compared to 2015 for the reasons discussed above. In addition, we expect the national launch of our Paqui tortilla chip brand and our recent acquisition of Boundless Nutrition to contribute additional net sales in 2016. Refer to Note 13 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for additional information regarding our acquisition of Boundless Nutrition.

Cost of Goods Sold/Gross Profit

Gross profit increased approximately $4.0 million, or 16.4%, from $24.4 million for the three months ended March 31, 2015 to $28.4 million for the three months ended March 31, 2016. This increase was primarily related to the increase in net sales discussed above. Gross profit as a percentage of net sales decreased approximately 280 basis points, from 55.1% for the three months ended March 31, 2015 to 52.3% for the three months ended March 31, 2016. The decrease in gross profit as a percentage of net sales was primarily driven by product mix shift from expansion into lower margin products and higher transportation costs from geographic and channel expansion, partially offset by improved rates on materials and ingredients. We expect gross profit as a percentage of net sales to decrease slightly in 2016 when compared to 2015 for the reasons discussed above, as well as the national launch of our Paqui tortilla chip brand, which has a more typical snacking industry gross profit profile than our SkinnyPop brand.

Sales and Marketing Expenses
Sales and marketing expenses increased approximately $2.1 million, or 57.0%, from $3.6 million for the three months ended March 31, 2015 to $5.7 million for the three months ended March 31, 2016. The increase was due primarily to an increase in compensation expense associated with our efforts to build out our internal sales team and an increase in consumer marketing expenses to drive brand awareness and trial. Sales and marketing expenses as a percentage of net sales increased from 8.2% for the three months ended March 31, 2015 to 10.4% for the three months ended March 31, 2016.

We anticipate that sales and marketing expenses will increase in both absolute dollars and as a percentage of net sales in 2016, when compared to 2015, as we build out our internal sales team further and continue our consumer marketing efforts to drive brand awareness and trial of our brands.
General and Administrative Expenses
General and administrative expenses decreased approximately $3.6 million, or 39.9%, from $9.0 million for the three months ended March 31, 2015 to $5.4 million for the three months ended March 31, 2016. The decrease is due to the contingent compensation arrangement with the founders of the SkinnyPop brand being fully accrued as of December 31, 2015. Therefore, the three months ended March 31, 2015 incurred a full quarter of expense for this liability while there was no such expense in the three months ended March 31, 2016. This decrease was partially offset by an increase in expense associated with infrastructure investments, including personnel and systems, and new administrative costs required to operate effectively as a public company. General and administrative expenses as a percentage of net sales was 20.4% for the three months ended March 31, 2015 and 10.0% for the three months ended March 31, 2016.

We expect our general and administrative expenses to decrease significantly in both absolute dollars and as a percentage of net sales in 2016, when compared to 2015, as the contingent compensation arrangement with the founders of the SkinnyPop brand was fully accrued as of December 31, 2015. In addition, we will not incur IPO related costs in 2016. These decreases in general and administrative expenses will be partially offset by the impact of our investments in personnel and systems required to support the growth of our business. We also expect to see the full year impact of costs associated with operating as a public company.

Interest Expense
Interest expense increased approximately $0.1 million, or 2.4%, from $2.9 million for the three months ended March 31, 2015 to $3.0 million for the three months ended March 31, 2016. The increase was primarily due to interest expense associated with notes payable issued to the sellers of Paqui in April 2015, partially offset by interest on the term loan decreasing due to principal payments made in 2015 causing a lower principal balance as of March 31, 2016, compared to March 31, 2015.
We anticipate interest expense will increase in 2016 when compared to 2015, as a result of a $12.0 million borrowing under our revolving credit facility and issuance of $4.0 million of notes payable in connection with our acquisition of Boundless Nutrition in April 2016. We expect these increases will be partially offset by a decrease to interest expense on our term loan, as we expect to continue making scheduled quarterly principal payments for the remainder of 2016.
Income Tax Expense
Income tax expense increased $2.0 million, or 50.7%, from $3.9 million for the three months ended March 31, 2015 to $5.9 million for the three months ended March 31, 2016. The effective tax rate was 44.3% for the three months ended March 31, 2015 and 41.2% for the three months ended March 31, 2016. The decrease to the effective tax rate was primarily due to IPO-related costs incurred during the three months ended March 31, 2015, which were not tax deductible. We anticipate income tax expense will increase significantly in absolute dollars in 2016 when compared to 2015 based on our business growth expectations.
Liquidity and Capital Resources
Liquidity represents our ability to generate sufficient cash from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise mainly from working capital requirements, primarily related to our purchases of ingredients and interest and principal payments on our outstanding indebtedness and, to a lesser extent, to capital expenditures. We believe our cash on hand and cash to be provided from our operations, in addition to borrowings available under our revolving credit facility, will be sufficient to fund our contractual commitments, including with respect to the Founders Contingent Compensation and the Tax Receivable Agreement ("TRA"), repay our obligations as required and meet our operational requirements for at least the next 12 months. In addition, we have an uncommitted incremental revolving facility that we believe would be available if we requested it from lenders. As of March 31, 2016 and December 31, 2015, $25.0 million was available for borrowing under our revolving credit facility and we had $7.4 million and $18.8 million of cash and cash equivalents on hand, respectively. Subsequent to March 31, 2016, we borrowed $12.0 million under our revolving credit facility and used approximately $4.5 million of cash on hand, excluding holdback amounts of $0.3 million, to fund our acquisition of Boundless Nutrition. Refer to Note 13 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for additional details regarding this transaction.
During the three months ended March 31, 2016, we used $23.0 million of cash on hand to pay down the Founder Contingent Compensation liability. The remaining obligation after this payment totaled $2.2 million, which we expect to satisfy with a final payment in the second half of 2016, when we finalize our tax savings associated with the deductibility of these payments.
In addition to the scheduled quarterly installments on our term loans, we are also required to make a prepayment based on our Excess Cash Flow and our Senior Secured Leverage Ratio (as defined in the Credit Agreement) as of December 31, 2015. Based on this calculation, we will make a prepayment on our term loan of $2.5 million, no later than May 6, 2016.
We also expect to use cash to make payments under the TRA, which we expect to fund through a combination of borrowings under our revolving facility and cash on hand, and such amounts are expected to be significant over the next fifteen years.
Historical Cash Flow

Comparison of Three Months Ended March 31, 2016 and March 31, 2015
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Cash flows (used in) provided by:
Operating activities	$(8,561)	$14,142	$(22,703)
Investing activities	(193)	(370)	177
Financing activities	(2,563)	(2,500)	(63)
Net (decrease) increase in cash	$(11,317)	$11,272	$(22,589)
Operating Activities
Net cash provided by operating activities was approximately $14.1 million for the three months ended March 31, 2015 compared to net cash used in operating activities of approximately $8.6 million for the three months ended March 31, 2016, resulting in a decrease in cash provided by operating activities of approximately $22.7 million for the comparable three month periods. The decrease in cash provided by operating activities was primarily driven by a $23.0 million payment in March 2016 to our founders, related to their employment agreements entered into in connection with our acquisition of SkinnyPop Popcorn LLC, in July 2014. Refer to Notes 2 and 9 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for a more detailed discussion regarding this obligation.
Investing Activities
Net cash used in investing activities decreased approximately $0.2 million from approximately $0.4 million for the three months ended March 31, 2015 to approximately $0.2 million for the three months ended March 31, 2016.
During the three months ended March 31, 2016, we used $0.2 million for capital expenditures, which consisted primarily of the purchase of furniture and office equipment for our corporate headquarters in Austin, Texas.
During the three months ended March 31, 2015, we used $0.4 million for capital expenditures, which consisted primarily of leasehold improvements for our new corporate headquarters in Austin, Texas.
Financing Activities
Net cash used in financing activities was $2.5 million for the three months ended March 31, 2015 compared to $2.6 million for the three months ended March 31, 2016, resulting in an increase in cash used in financing activities of approximately $0.1 million for the comparable three month periods. Both three month periods included scheduled principal payments toward the outstanding balance on our term loan.

Tax Receivable Agreement
Immediately prior to the consummation of the IPO in August 2015, we entered into the TRA, with the former holders of units in TA Topco 1, LLC ("Topco").  In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The TRA generally provides for payment by us to the counterparty of 85% of the U.S. federal, state and local tax benefits realized by us and our subsidiaries from the utilization of certain tax attributes that were generated when SkinnyPop Popcorn LLC was acquired by investment funds affiliated with TA Associates in July 2014. We will retain approximately 15% of the U.S. federal, state and local tax benefits realized from the utilization of such tax attributes. We expect the payments we are required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect to be required to pay the counterparty approximately $96.1 million through 2030. Refer to Note 9 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for additional details regarding the TRA obligation.
Indebtedness

Credit Facility
In July 2014, we entered into a credit agreement which initially provided for a $150.0 million term loan facility and a $7.5 million revolving credit facility. The term loan facility and revolving credit facility are hereinafter collectively referred to as the “Credit Facility”. We used the proceeds from this term loan borrowing to partially finance the acquisition of SkinnyPop Popcorn LLC, in July 2014.
In December 2014, we amended the Credit Facility to increase our term loan borrowings by $50 million to a total of $200 million. We used the proceeds from this term loan borrowing to partially finance a $59.8 million distribution paid to members of Topco, our former parent entity, in December 2014.
In May 2015, we amended the Credit Facility to (i) increase our term loan borrowings by $7.5 million to a total of $205 million, net of principal payments made in the first quarter of 2015 totaling $2.5 million, and (ii) increase the capacity under our revolving credit facility by $17.5 million to a total of $25 million. We used the proceeds from this term loan borrowing along with a $15 million borrowing under our revolving credit facility to finance a $22.3 million distribution paid to members of Topco, in May 2015.
The Credit Facility is scheduled to mature on July 17, 2019, with an option to extend the maturity of the term loan with the consent of lenders willing to provide such extension.
As of March 31, 2016 and December 31, 2015, the outstanding balance on our term loans were approximately $194.8 million and $197.3 million, respectively. The term loans amortize in equal quarterly installments of approximately $2.6 million, with the balance due at maturity.
There was no outstanding balance on our revolving credit facility as of March 31, 2016 and December 31, 2015 and availability under our revolving credit facility totaled $25.0 million as of March 31, 2016. Subsequent to March 31, 2016, we borrowed $12.0 million under our revolving credit facility to partially fund our acquisition of Boundless Nutrition. Refer to Note 13 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for additional details regarding this transaction.
In the future, we may use the revolving credit facility for working capital and for other general corporate purposes, including acquisitions, investments, dividends and distributions, to the extent permitted under the Credit Facility. The Credit Facility also provides that, upon satisfaction of certain conditions, we may increase the aggregate principal amount of the loans outstanding thereunder by an amount not to exceed $50 million, subject to receipt of additional lending commitments for such loans.
Interest
Outstanding term loan and revolving credit facility borrowings under the Credit Facility bear interest at a rate per annum equal to (a) the Eurodollar Rate plus 4.50% or (b) the Base Rate (equal in this context to the greater of (i) the prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) the Eurodollar Rate plus 1.00%) (but subject to a minimum of 2.00%) plus 3.50%.
The interest rate on our outstanding indebtedness was 5.5% per annum at March 31, 2016 and December 31, 2015.

We are required to pay a commitment fee of the unused commitments under the revolving credit facility at a rate equal to 0.50% per annum.
Guarantees
The loans and other obligations under the Credit Facility (including in respect of hedging agreements and cash management obligations) are (a) guaranteed by the Company and its existing and future wholly-owned U.S. subsidiaries and (b) secured by substantially all of the assets of the Company and its existing and future wholly-owned U.S. subsidiaries, in each case subject to certain customary exceptions and limitations.
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain (x) a maximum total funded debt to consolidated EBITDA ratio of not more than 4.25 to 1.0, initially, and decreasing to 2.25 to 1.0 over the term of the Credit Facility and (y) a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. As of March 31, 2016, we were in compliance with our financial covenants.
In addition, the Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions. Based on our calculation of Excess Cash Flow and our Senior Secured Leverage Ratio (as defined in the Credit Facility) as of December 31, 2015, we will make a prepayment on our term loan of $2.5 million, no later than May 6, 2016.
Although the Credit Facility generally prohibits payments and dividends and distributions, we are permitted, subject to certain customary conditions such as the absence of events of default and compliance with financial covenants, to make payments, dividends or distributions including (a) earnout payments, (b) payments, dividends or distributions in cash from retained excess cash flow and certain proceeds from distributions from or sales of investments, (c) payments, dividends or distributions in an unlimited amount from the proceeds of equity issuances and (d) payments, dividends or distributions not to exceed $5.0 million in the aggregate.
Under the Credit Facility, the Founder Contingent Compensation may be paid at any time so long as no payment default under the Credit Facility has occurred and is continuing and, immediately after giving effect to such payment, the Company has at least $5.0 million of cash and cash equivalents subject to a first priority lien in favor of the lenders party thereto plus availability under the revolving facility. In March 2016, we paid $23.0 million of the Founder Contingent Compensation liability.
The Credit Facility also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees or collateral documents and change in control defaults.
Other
Certain of the lenders under the Credit Facility (or their affiliates) may provide, certain commercial banking, financial advisory and investment banking services in the ordinary course of business for us and our subsidiaries, for which they receive customary fees and commissions.
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

Contractual Obligations and Other Commitments

Except as discussed in Notes 1, 8, 9 and 10, in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2015.

Off Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting polices and estimates. The application of each of these critical accounting policies and estimates was discussed in "Critical Accounting Policies and Estimates" included in our 2015 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates from those discussed in our 2015 Annual Report on Form 10-K.

Non-GAAP Financial Measures
We include Adjusted EBITDA, which we refer to as a non-GAAP metric, in this report because it is an important measure upon which our management assesses our operating performance. We use Adjusted EBITDA as a key performance metric because we believe it facilitates operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and intangible assets and the impact of equity-based compensation expense. In addition, our Credit Agreement contains financial maintenance covenants, including a total funded debt ratio and a minimum fixed charged ratio, that use Adjusted EBITDA as one of their inputs. Because this non-GAAP metric facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use it for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe this non-GAAP metric and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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
Adjusted EBITDA
Adjusted EBITDA is a financial performance measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net income adjusted to exclude, when appropriate, interest expense, income tax expense, depreciation, amortization of intangible assets, Founder Contingent Compensation expense, equity-based compensation expenses and other non-operational items. Below, we have provided a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

The following tables present a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$8,402	$4,904
Non-GAAP adjustments:
Interest expense	3,026	2,955
Income tax expense	5,879	3,900
Depreciation	107	47
Amortization of intangible assets	1,063	1,042
Equity-based compensation expenses	1,079	788
Founder contingent compensation	—	4,602
Transaction-related expenses:
IPO related expenses (1)	—	685
Executive recruitment (2)	—	308
Adjusted EBITDA	$19,556	$19,231

(1)	Includes legal and accounting fees paid in connection with the IPO process.

(2)
Represents the recognized expense associated with sign-on and retention bonuses for certain executive hires and certain recruiting fees. We are permitted to add back expenses of this type in determining Adjusted EBITDA under the Credit Agreement governing our term loan. Adjusted EBITDA (as defined therein) is used thereunder in determining our financial maintenance covenants and for calculating ratios in our debt incurrence covenants and is therefore an important measure of our financial performance and our ability to take certain actions in operating our business. Refer to the Indebtedness discussion contained in Item 2 herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include market sensitivities as follows:
Ingredient Risk
We purchase ingredients, including popcorn kernels, white corn, sunflower oil, canola oil, seasoning and packaging materials used in the contract manufacturing of our products. These ingredients are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. We seek to mitigate the impact of ingredient cost increases through forward-pricing contracts and taking physical delivery of future ingredient needs. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers. No material changes have occurred in relation to ingredient risk as described in our 2015 Annual Report on Form 10-K.
Interest Rate Risk
We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. Based on the average interest rate on the Credit Facility during the year ended December 31, 2015 and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition. No material changes have occurred in relation to interest rate risk as described in our 2015 Annual Report on Form 10-K.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to a change in interest rates.
Foreign Exchange Risk
Our sales and costs are denominated in U.S. dollars and are not subject to foreign exchange risk. However, to the extent our sourcing strategy changes or we commence generating net sales outside of the United States and Canada that are denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. No material changes have occurred in relation to foreign exchange risk as described in our 2015 Annual Report on Form 10-K.
Inflation
Inflationary factors, such as increases in the cost of goods sold and selling, general and administrative expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase to cover these increased costs. No material changes have occurred in relation to inflation risk as described in our 2015 Annual Report on Form 10-K.

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
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and

Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2015 Annual Report on Form 10-K.

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

A substantial majority of our sales are generated from a limited number of distributors and retailers, which we refer to as customers. For the three months ended March 31, 2016, sales to our two largest customers, Costco and Sam’s Club, represented approximately 29% and 15% of our net sales, respectively. In addition, these two customers accounted for approximately 28% of our accounts receivable as of March 31, 2016. Although the composition of our significant customers may vary from period to period, we expect that most of our net sales and accounts receivable will continue to come from a relatively small number of customers for the foreseeable future. We do not have commitments or minimum volumes that ensure future sales of our products to any of our customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. In addition, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, customers may take actions that negatively affect us. The loss of, or a reduction in sales or anticipated sales to, one or more of our most significant distributors or retailers may have a material adverse effect on our business, results of operation and financial condition.

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

Almost all of our net sales for the three months ended March 31, 2016 resulted from sales of our SkinnyPop products. The majority of our SkinnyPop branded net sales came from a variety of stock-keeping-units, or SKUs, under our Original flavor. Most of our secondary flavors, White Cheddar Flavor, Naturally Sweet, Sea Salt & Black Pepper and a rotational Hatch Chile flavored SKU, were first introduced in late 2013 or 2014, and Dusted Dark Chocolate and Jalapeño, were introduced in early 2016, represent a relatively small portion of our sales. We cannot be certain that we will be able to continue to commercialize or expand distribution of our existing flavors of popcorn products or that any of our future food products and flavors will be accepted in their markets. Any inability on our part to stay current with food and consumer trends through new products could have a material adverse effect on our business performance. Because sales of our SkinnyPop products make up all of our historical profitability and cash flows, reductions in sales of these products will have an adverse effect on our profitability and ability to generate cash to fund our product development, research and development efforts or potential acquisitions.
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

The principal ingredients to manufacture our products include popcorn kernels, white corn, sunflower oil, canola oil and seasonings. There may be a limited market supply of any of our core ingredients, including in particular the specific popcorn kernel we use. In addition to the market limitations of the raw materials used to make our products, we rely on a limited number of third-party suppliers to supply us with such raw materials. Although we have multiple suppliers for our popcorn seasoning, we have two suppliers for the sunflower oil and two key suppliers for the popcorn kernels used in our products. As of March 31, 2016, one vendor accounted for approximately 44% of our accounts payable. Any ordering error on our part or disruption in the supply of sunflower oil, popcorn kernels in general, or our specific type of popcorn kernel, could have a material adverse effect on our business, particularly our profitability and our margins. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply, pricing or exclusive access to raw materials from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. Additionally, we may be adversely affected if there are increases in demand for the specific raw materials we use in our products, there is a reduction in overall supply of our required raw materials or our suppliers raise their prices, stop selling to us or our third-party manufacturer or enter into arrangements that impair their abilities to provide us or our third-party manufacturer with raw materials.
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

The market for snack foods is large and intensely competitive. Competitive factors in the snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, innovation of on-trend snacks, variety of snacks offered, nutritional content, product packaging and package design. We compete in that market principally on the basis of product taste and quality, but also brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs (including Kosher, major allergen-free and gluten-free needs) against numerous multinational, regional and local companies. With the expansion of our BFY platform to include Boundless Nutrition, the competition risks associated with being on-trend and satisfying consumer dietary demands will increase. Substantial advertising and promotional expenditures may be required to maintain or improve a brand’s market position or to introduce a new product to the market, and participants in our industry are engaging with new media, including consumer outreach through social media and web-based channels. Our ability to compete may be also dependent on whether our products are placed in the BFY snack aisle or in the traditional snack food aisle, or both. An increasing focus on BFY products in the marketplace will likely increase these competitive pressures within the category in future periods.

A substantial majority of sales in the snack food industry is concentrated among large food companies, including Frito-Lay, Inc., a subsidiary of PepsiCo, Inc., The Kellogg Company, ConAgra Foods, Inc., Diamond Foods, Inc., General Mills, Inc., Snyder’s-Lance, Inc. and others that have substantially greater financial and other resources than us and sell brands that are more widely recognized than ours. These and numerous other companies that are actual or potential competitors of ours, many of which have greater financial and other resources (including more employees and more extensive facilities) than us, offer products similar to ours or a wider range of products than we offer. Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours and may have unique ties to regional or national retail chains. Additionally, many of our retail customers, such as Costco and Whole Foods, have historically emphasized private-label offerings across categories as a key part of their strategy and these customers may create or expand competitive private-label product offerings. With expansion of our operations into new markets, we have and will continue to encounter significant competition from multinational, national, regional and local competitors that may be greater than that encountered by us in our existing markets. In addition, these competitors may challenge our position in our existing markets.

All of our sales involve the sale of BFY snack food products, which has various risks and uncertainties.

All of our sales involve the sale of products designed to be BFY snack food options. While BFY snack food products are currently popular and sales of such products have been increasing rapidly, consumers may not continue to be interested in BFY snack food products. Consumers may in the future choose to purchase other products that they perceive to be BFY or more “trendy” at a future time. Consumers may prefer products with fewer carbohydrates, higher levels of protein, lower levels of certain nutrients including fat, additional fiber or different nutritional characteristics that do not favor our products or sub-segments in general. In addition, our business could be adversely affected if larger, well-capitalized companies elect to either enter into the healthier snack food space or competed in irrational ways that could damage our margins, or if lower-priced private-label products gain market share. We also face the risk that competitors may significantly improve the taste and quality of the BFY snack foods they sell that are competitive with our products. Additionally, we face the risk our retail customers may request or require our products to deliver certain new “on trend” attributes in our products, which may either be impossible for us to achieve or cost prohibitive for us to deliver.

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

Consumers’ loyalty to our brands may change due to factors beyond our control, which could have a material adverse effect on our business and operating results.

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

In April 2015 and April 2016, we acquired Paqui and Boundless Nutrition, respectively. In addition, we plan to selectively pursue acquisitions in the future, to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our platform of healthier snacks. However, although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete.

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

In addition, even when acquisitions, such as the acquisition of Paqui and Boundless Nutrition, are completed, integration of acquired entities can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on our personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.

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

Historical quarter-to-quarter and period-over-period comparisons of our sales and operating results are not necessarily indicative of future quarter-to-quarter and period-over-period results. The national launch of our Paqui tortilla chip brand in 2016 as well as our acquisition of Boundless Nutrition in April 2016 will limit the usefulness of comparisons to prior periods. You should not rely on the results of a single fiscal quarter or period as an indication of our annual results or our future performance.

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

Our success is substantially dependent on the continued service of certain members of our senior management, including Thomas Ennis, our Chief Executive Officer ("CEO"); and Brian Goldberg, our Chief Financial Officer ("CFO"). These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers, contract manufacturers, distributors, retailers and consumers. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We have employment agreements with our key senior executives, including our CEO, CFO and Jason Shiver, our Executive Vice President of Sales and Marketing. However, we do not maintain key-person life insurance with respect to any of them. We also had employment agreements with each of our founders, which expired on December 31, 2015. As discussed in more detail in Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, in March 2016 we paid the founders $23.0 million of the $25.2 million estimated obligation accrued at December 31, 2015.

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

As of March 31, 2016 and December 31, 2015, we had outstanding indebtedness in the aggregate principal amount of $199 million and $201 million, respectively. Subsequent to March 31, 2016, we borrowed $12.0 million under our revolving credit facility to partially fund the acquisition of Boundless Nutrition in April 2016. Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy. In addition, our ability to increase the uncommitted portion of our revolving facility may be limited by our debt level or other factors.

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

Should we be in default under any of such covenants, Jefferies Finance LLC shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then-unpaid principal and accrued but unpaid interest under the Credit Agreement and would permit lenders to foreclose upon the collateral securing the debt. As of March 31, 2016, we are in compliance with all covenants of the Credit Agreement.

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

We currently conduct most of our business in the United States and Canada, but we have begun sales in Mexico and are evaluating the possibility of doing business in certain other foreign countries. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States and Canada, differences in consumer preferences and trends between the United States and Canada and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling, food and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. To the extent we grow our business outside of the United States and Canada, we could be adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries that have historically experienced a high degree of political or economic instability.

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

Our TRA will require us to make cash payments to a counterparty in respect of certain tax benefits to which we may become entitled, and we expect that the payments we will be required to make will be substantial.

In August 2015, we entered into the TRA with the former holders of units of Topco, our former parent entity. In December 2015, all of the former holders of units of Topco collectively assigned their interests to a new counterparty. Pursuant to the TRA, we are required to make cash payments to the counterparty equal to 85% of the tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of certain tax attributes that were generated when SkinnyPop was acquired by affiliates of TA Associates in July 2014.

The amount of the cash payments that we are required to make under the TRA is expected to be significant. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $113.1 million through 2030. Under such scenario we would be required to pay the counterparty 85% of such amount, or $96.1 million through 2030.

Payments under the TRA may vary from the foregoing estimates and will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the counterparty under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. If the Internal Revenue Service ("IRS"), were to successfully challenge the tax benefits that give rise to any payments under the TRA, our future payments under the TRA to the counterparty would be reduced by the amount of such payments, but the TRA does not require the counterparty to reimburse us for the amount of such payments to the extent they exceed any future amounts payable under the TRA.

Our obligation to make timely payments under the TRA is not conditioned upon, and will not be modified based upon, our historical net income for any previous period or our ability to generate net income in any future period. If, however, we fail to make any payments on a timely basis under the TRA because we do not have sufficient funds to make such payment despite using reasonable best efforts to obtain funds to make such payment (including by causing our subsidiaries to distribute or lend funds to us for such payment and accessing any sources of available credit to fund such payment), such failure will not be deemed to be a breach of a material obligation under the TRA that would give rise to an acceleration of our payment obligations under the agreement. To the extent that we are unable to make timely payments under the TRA for this or any other reason, the unpaid amounts will be deferred and will accrue interest until paid by us.

Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA. Unless earlier terminated in accordance with its terms, the TRA will continue in force and effect until there is no further potential for tax benefit payments to be made by us to the counterparty in respect of the U.S. federal, state and local tax benefits that are the subject of such agreement.

Based on current tax rules and regulations as of the date of this Quarterly Report on Form 10-Q, we would expect the potential for tax benefit payments to cease no later than 2030 (or approximately fifteen years after the date of our IPO). For more information see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

We have significant goodwill, which amounted to 13.6% and 13.2% of our total assets as of March 31, 2016 and December 31, 2015, respectively. Our acquisition of Boundless Nutrition in April 2016 and any future acquisitions could increase this amount. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. In accordance with GAAP, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units are less than their carrying amounts as a basis to determine whether it is necessary to perform the two-step goodwill impairment test, which we perform annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Future events that may trigger impairment include, but are not limited to, significant adverse change in customer demand, the business climate or a significant decrease in expected cash flows. When impaired, the carrying value of goodwill is written down to fair value. In the event that an impairment to goodwill is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for further information.

An impairment of indefinite-lived intangibles could materially adversely affect our net income.

We have significant indefinite-lived intangible assets, which amounted to 60.7% and 59.2% of our total assets as of March 31, 2016 and December 31, 2015, respectively. Our acquisition of Boundless Nutrition in April 2016 and any future acquisitions could increase this amount. Indefinite-lived intangibles are tested for impairment annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of the indefinite-lived intangible assets may not be recoverable. When impaired, the carrying value of indefinite-lived intangible assets is written down to fair value. In the event that an impairment is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for further information.

We rely on sales agents for our products and there could be a disruption in our ability to sell products to our customers if our relationship with a major sales agent is terminated.

We are represented by 19 sales agents who represent almost all of our product line to supermarkets and food stores. There are a very limited number of national sales agents in the snack food industry. Our agreements with these agents are terminable by either us or them after satisfaction of a short notice period. The termination of these agreements would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers. New sales agents would also potentially face conflicts of interest with respect to their existing customers.

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
As of March 31, 2016, our directors, officers and holders of 10% or more of our outstanding stock beneficially owned, in the aggregate, approximately 74.7% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of the principal stockholders. As a result of these ownership positions, these stockholders could take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power held by the principal stockholders may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with the interests of other stockholders.

In addition, we and entities affiliated with TA Associates have entered into a stockholders agreement, which we refer to as our stockholders agreement. Under our stockholders agreement, TA Associates has the right to designate three of the members of our board of directors if TA Associates owns at least 50% or more of the shares they held immediately following our IPO regardless of the percentage such shares represent of our total outstanding shares, two members of our board of directors if TA Associates owns between 25% and 50% of the shares they held immediately following our IPO regardless of the percentage such shares represent of our total outstanding shares, and one member of our board of directors if TA Associates owns between 12.5% and 25% of the shares they held immediately following our IPO regardless of the percentage such shares represent of our total outstanding shares.

Our stockholders agreement also provides that so long as the entities affiliated with TA Associates hold at least 25% of the shares they held immediately following our IPO regardless of the percentage such shares represent of our total outstanding shares, we, and our subsidiaries, shall not take the following actions (or enter into an agreement to take such actions) without the approval of at least one director designated by TA Associates:

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

For as long as TA Associates continues to own a substantial number of shares of our common stock, representing a substantial number of votes entitled to be cast by holders of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party that are subject to a vote of our stockholders. In addition, our stockholders agreement provides that so long as the entities affiliated with TA Associates hold at least 25% of the shares they held immediately following our IPO regardless of the percentage such shares represent of our total outstanding shares, we, and our subsidiaries, shall not, without the approval of at least one director designated by TA Associates, amend our amended and restated certificate of incorporation or amended and restated bylaws or effect any sale, liquidation or dissolution of the Company, or sell, transfer or otherwise dispose of any of the material assets or properties of the Company or any of its subsidiaries. Accordingly, even though TA Associates may own a small percentage of our total outstanding shares of our common stock, they will continue to have substantial influence on our business and strategy.

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

As of March 31, 2016, we had outstanding 74,814,003 shares of our common stock, including 4,483,021 shares of restricted stock. In the future we may sell additional shares of our common stock or securities convertible into our common stock to raise capital or issue additional shares of our common stock or securities convertible into our common stock as consideration for future acquisitions, which would dilute the voting power and ownership percentage of our stockholders. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that such future issuances might have on the market price for our common stock. The issuance and sale of substantial amounts of our common stock or securities convertible into our common stock, or the perception that such issuances and sales may occur, could also materially and adversely affect the market price of our common stock and impair our ability to raise capital through the issuance of additional equity securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

Amplify Snack Brands, Inc.
Date: May 4, 2016	/s/ Brian Goldberg
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