Form 10-Q
period 2016-06-30
Amplify Snack Brands, INC
filed 2016-08-09
CIK 1640313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes  ☐  No  ☒
As of August 5, 2016, there were 74,798,232 shares of the registrant’s common stock outstanding.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,413	$18,751
Accounts receivable, net of allowances of $3,016 and $2,272, respectively	17,051	11,977
Inventories	10,266	6,829
Other current assets	1,357	1,293
Total current assets	36,087	38,850
Property and equipment, net	2,860	2,153
Other assets:
Goodwill	56,137	47,421
Intangible assets, net	279,294	269,468
Other assets	55	40
Total assets	$374,433	$357,932
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$12,783	$9,302
Accrued liabilities	5,080	5,230
Senior term loan-current portion	10,250	12,750
Founder contingent consideration	2,197	25,197
Tax receivable obligation-current portion	6,632	6,632
Notes payable, net-current portion	977	—
Other current liabilities	785	217
Total current liabilities	38,704	59,328
Long-term liabilities:
Senior term loan	177,006	181,704
Revolving credit facility	15,000	—
Notes payable, net	6,606	3,757
Net deferred tax liabilities	7,850	5,115
Tax receivable obligation	89,498	89,498
Other liabilities	5,485	3,107
Total long-term liabilities	301,445	283,181
Commitment and contingencies (Note 10)
Shareholders' Equity:
Common stock, $0.0001 par value, 375,000,000 shares authorized at June 30, 2016 and December 31, 2015 and 74,798,232 and 74,843,470 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	7	8
Additional paid in capital	2,484	793
Common stock held in treasury, at par, 3,956,063 and 4,991,858 shares at June 30, 2016 and December 31, 2015, respectively	—	(1)
Retained earnings	31,793	14,623
Total shareholders' equity	34,284	15,423
Total liabilities and shareholders' equity	$374,433	$357,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands, except shares outstanding and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$59,866	$47,354	$114,211	$91,629
Cost of goods sold	27,318	20,661	53,245	40,527
Gross profit	32,548	26,693	60,966	51,102
Sales & marketing expenses	7,969	5,016	13,648	8,634
General & administrative expenses	6,285	11,985	11,717	21,017
Total operating expenses	14,254	17,001	25,365	29,651
Operating income	18,294	9,692	35,601	21,451
Interest expense	3,126	3,058	6,152	6,013
Income before income taxes	15,168	6,634	29,449	15,438
Income tax expense	6,400	3,074	12,279	6,974
Net income	8,768	3,560	17,170	8,464
Other comprehensive income, net of income taxes	—	—	—	—
Comprehensive income	$8,768	$3,560	$17,170	$8,464

Basic and diluted earnings per share	$0.12	$0.05	$0.23	$0.11

Weighted average shares outstanding:
Basic	74,798,232	74,685,407	74,818,584	74,568,277
Diluted	74,847,862	74,685,407	74,846,083	74,568,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
(unaudited, in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCE—December 31, 2014	75,000,000	$8	$116,423	7,411,263	$(1)	$4,738	$121,168
Net income	—	—	—	—	—	8,464	8,464
Capital distributions	—	—	(22,285)	—	—	—	(22,285)
Equity-based incentive compensation	—	—	1,398	—	—	—	1,398
BALANCE—June 30, 2015	75,000,000	$8	$95,536	7,411,263	$(1)	$13,202	$108,745

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCE—December 31, 2015	74,843,470	$8	$793	4,991,858	$(1)	$14,623	$15,423
Net income	—	—	—	—	—	17,170	17,170
Vesting of restricted stock awards	—	—	—	(990,557)	—	—	—
Forfeiture of restricted stock awards	(45,238)	(1)	—	(45,238)	1	—	—
Equity-based incentive compensation	—	—	1,691	—	—	—	1,691
BALANCE—June 30, 2016	74,798,232	$7	$2,484	3,956,063	$—	$31,793	$34,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$17,170	$8,464
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	275	108
Amortization of intangible assets	2,154	2,101
Amortization of deferred financing costs and debt discount	451	389
Deferred income taxes	2,735	5,593
Equity-based compensation expense	2,169	1,438
Loss on disposal of property and equipment	29	—
Founder contingent compensation	—	9,203
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,349)	(3,686)
Inventories	(2,116)	1,073
Other assets	99	(4,454)
Accounts payable	2,370	4,626
Accrued and other liabilities	(177)	622
Payments of founder contingent compensation	(23,000)	—
Net cash (used in) provided by operating activities	(2,190)	25,477
Investing activities:
Acquisition of Boundless Nutrition, LLC, net of cash acquired	(16,322)	—
Acquisition of Paqui, LLC, net of cash acquired	—	(7,830)
Acquisition of property and equipment	(246)	(311)
Net cash used in investing activities	(16,568)	(8,141)
Financing activities:
Capital distributions	—	(22,285)
Term loan borrowing	—	7,500
Payments on term loan	(7,580)	(5,062)
Draws on revolving credit facility	15,000	15,000
Payments on revolving credit facility	—	(5,000)
Deferred financing costs	—	(169)
Net cash provided by (used in) financing activities	7,420	(10,016)
(Decrease) increase in cash and cash equivalents	(11,338)	7,320
Cash and cash equivalents—Beginning of period	18,751	5,615
Cash and cash equivalents—End of period	$7,413	$12,935
Supplemental disclosure of cash flow information:
Income taxes paid	$9,543	$6,887
Interest paid	$5,623	$5,616

Non-cash activities during the period:
Issuance of notes payable as consideration	$3,776	$3,806
Contingent consideration	$1,730	$595
Working capital/tax holdback	$200	$—
Acquisition of property and equipment via financing	$—	$833

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
Secondary Public Offering
On May 19, 2016, the Company completed a secondary public offering in which 11,500,000 common shares of the Company were sold by selling stockholders to the public at a price of $11.25 per share. The selling stockholders, which included certain of our directors, received all the proceeds from the sale of shares in the offering. The Company did not receive any proceeds from the sale of shares in the offering and incurred approximately $0.6 million of offering-related expenses during the three and six months ended June 30, 2016, which is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.
As of June 30, 2016, investment funds affiliated with TA Associates, L.P., a private equity entity ("TA Associates") beneficially owned 44.3% of our outstanding common shares and are able to exercise a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, the interim condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and June 30, 2015, the interim condensed consolidated statement of shareholders' equity for the six months ended June 30, 2016 and June 30, 2015, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2016 and June 30, 2015, are unaudited.
Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements of Amplify Snack Brands, Inc. (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended December 31, 2015, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, with the exception of retrospective adoption of ASU 2015-03 as discussed herein, necessary for the fair presentation of the financial position as of June 30, 2016 and results of our operations for the three and six months ended June 30, 2016 and June 30, 2015, and cash flows for the six months ended June 30, 2016 and June 30, 2015. The interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2016. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future periods.

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
Segment Reporting
The Company's operating segments are aggregated into one reportable segment because they have similar economic characteristics and meet the other aggregation criteria within the accounting standard on segment reporting, including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate. Our chief executive officer is considered to be our chief operating decision maker. He reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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
The following table presents liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2016	December 31, 2015
Liabilities:
Founder contingent compensation	$2,197	$25,197
Contingent consideration (1)	3,641	1,911
Total liabilities	$5,838	$27,108
(1)     Contingent consideration is reported in Other liabilities in the accompanying Condensed Consolidated Balance Sheets.
Founder Contingent Compensation
Considerable judgment was required in developing the estimate of the fair value of the Founder Contingent Compensation. The use of different assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Level 3 activity related to the Founder Contingent Compensation (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of the period	$25,197	$6,936
Charge to expense	—	9,203
Payment	(23,000)	—
Balance at end of the period	$2,197	$16,139
Contingent Consideration
In connection with the acquisition of Boundless Nutrition, LLC (“Boundless Nutrition”) in April 2016, payment of a portion of the purchase price is contingent upon the achievement for the year ended December 31, 2018 ("Boundless Earn-out Period") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of Boundless Nutrition (see Notes Payable discussion below for additional details). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $1.7 million (see Note 3) and the Company is required to reassess the fair value of the contingent consideration at each reporting period.
In connection with the acquisition of Paqui, LLC (“Paqui”) in April 2015, payment of a portion of the purchase price is contingent upon the achievement for the year ended December 31, 2018 ("Paqui Earn-out Period" and with the Boundless Earn-out Period, the "Earn-out Periods") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of Paqui (see Notes Payable discussion below for additional details). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $0.4 million (see Note 3) and the Company is required to reassess the fair value of the contingent consideration at each reporting period. At December 31, 2015, the Company remeasured the fair value of the contingent consideration to be approximately $1.9 million, based on a revised forecast of Paqui operating results for the Paqui Earn-out Period. At June 30, 2016, the Company remeasured the fair value of the contingent consideration, concluding no change from the fair value as of December 31, 2015.
The significant inputs used in this fair value estimates include numerous gross sales scenarios for the Earn-out Periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome (Level 3). The estimated outcome is then discounted based on the individual risk analysis of the liability. The present value of the estimated outcome is used as the underlying price and the sum of the original principal amount and accrued interest of the notes issued to the sellers of Paqui and Boundless Nutrition ("Earn-Out Threshold") is used as the exercise price in the Black-Scholes option pricing model. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of Paqui and Boundless Nutrition, or changes in the future may result in different estimated amounts.
The contingent consideration is included in Other liabilities in the accompanying condensed consolidated balance sheets. The Company will satisfy this obligation with a cash payment to the sellers of each of Paqui and Boundless Nutrition upon the achievement of the respective milestone discussed above.
The following table summarizes the Level 3 activity related to the Contingent Consideration (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of the period	$1,911	$—
Fair value of contingent consideration at acquisition date	1,730	390
Balance at end of the period	$3,641	$390
Notes Payable
As discussed in more detail in Note 3, in April 2016, the Company issued $4.0 million in unsecured notes to the sellers of Boundless Nutrition in connection with its acquisition. The notes bear interest at a rate per annum of 0.67% with

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

principal and interest due at varying maturity dates between April 29, 2017 and December 31, 2018. The Company recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms (Level 3), which is amortized to interest expense over the term of the notes using the effective-interest method.
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
Inventories
Inventories are valued at the lower of cost or market using the weighted-average cost method. The Company procures certain raw material inputs and packaging from suppliers and contracts with third-party firms to assemble and warehouse finished product. The third-party co-manufacturers invoice the Company monthly for labor inputs upon the production or shipment of finished product during that period.
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
As of June 30, 2016 and December 31, 2015, the Company recorded total allowances against trade accounts receivable of approximately $3.0 million and $2.3 million, respectively. Recoveries of receivables previously written off are recorded when received.
Concentration Risk
Customers with 10% or more of the Company’s net sales consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer:
Costco	28%	32%	28%	33%
Sam's Club	15%	19%	15%	17%
As of June 30, 2016, Costco and Sam’s Club represented 23% and 19%, respectively, of the accounts receivable balance outstanding. The same two customers represented 15% and 13%, respectively, of the accounts receivable balance as of December 31, 2015. The Company outsources a significant percentage of the manufacturing of its products to a single co-manufacturer in the United States. This co-manufacturer represented 34% and 36% of the accounts payable balance as of June 30, 2016 and December 31, 2015, respectively.

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
As discussed in Note 1, in August 2015, the Company completed the Corporate Reorganization immediately prior to the Company's IPO. For purposes of computing net income per share, it is assumed that the reorganization of the Company had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the IPO. Accordingly, the denominators in the computations of basic and diluted net income per share for the three and six months ended June 30, 2015, reflect the Company's reorganization.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Basic and diluted earnings per share:
Numerator:
Net income	$8,768	$3,560	$17,170	$8,464
Less: net income attributable to participating securities	(501)	(338)	(1,045)	(792)
Net income attributable to common shareholders	8,267	3,222	16,125	7,672
Denominator:
Basic:
Basic weighted average shares outstanding	74,798,232	74,685,407	74,818,584	74,568,277
Less: participating securities	(4,269,854)	(7,096,670)	(4,551,605)	(6,979,540)
Basic weighted average common shares outstanding	70,528,378	67,588,737	70,266,979	67,588,737

Basic earnings per share	$0.12	$0.05	$0.23	$0.11

Diluted:
Basic weighted average shares outstanding	74,798,232	74,685,407	74,818,584	74,568,277
Unvested RSUs (1)	48,520	—	27,499	—
Unvested stock options (2)	1,110	—	—	—
Diluted weighted average shares outstanding	74,847,862	74,685,407	74,846,083	74,568,277
Less: participating securities	(4,269,854)	(7,096,670)	(4,551,605)	(6,979,540)
Diluted weighted average common shares outstanding	70,578,008	67,588,737	70,294,478	67,588,737

Diluted earnings per share	$0.12	$0.05	$0.23	$0.11

(1)    Excludes the weighted average impact of 22,084 unvested RSUs for the six months ended June 30, 2016, because the effects of their inclusion would be anti-dilutive.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(2)    Excludes the weighted average impact of 150,000 and 243,132 unvested stock options for the three and six months     ended June 30, 2016, because the effects of their inclusion would be anti-dilutive.

Tax Receivable Agreement ("TRA")
As discussed in Notes 1 and 9, immediately prior to the consummation of the IPO in August 2015, the Company entered into a TRA with the former holders of units in Topco. In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The Company estimated an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA in consideration of a reduction in the Company's future U.S. federal, state and local taxes resulting from the utilization of certain tax attributes. The Company accounted for the obligation under the TRA as a dividend and elected to reduce additional paid in capital. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized in the consolidated statements of comprehensive income. Future cash payments under the TRA will be classified as a financing activity on the condensed consolidated statements of cash flows.
Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is in the process of assessing both the method and the impact of the adoption of these ASUs on its financial position, results of operations, cash flows and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting", which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-09 on its financial position, results of operations, cash flows and financial statement disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance was effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the update were applied prospectively to adjustments to provisional amounts that occurred after the effective date of the update with early application permitted for financial statements not yet issued. We have adopted this guidance and will apply it as necessary in our financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted the provisions of ASU 2015-03 retrospectively on January 1, 2016. Debt issuance costs are now presented as a reduction to the Senior term loan balance on the condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015. As a result, the Company reclassified $2.9 million of debt issuance costs from Other assets to Senior term loan on the condensed consolidated balance sheet as of December 31, 2015. The adoption of ASU 2015-03 did not impact the Company's condensed consolidated statements of comprehensive income or condensed consolidated statements of cash flows.
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
3. ACQUISITION
Boundless Nutrition Acquisition
In April 2016, the Company acquired Boundless Nutrition, a manufacturer and distributor of BFY protein bars and cookies for total consideration of approximately $22.0 million. This acquisition has been accounted for under the acquisition method of accounting, whereby the purchase consideration was allocated to tangible and intangible net assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents a value attributable to brand recognition associated with Boundless Nutrition's products and position in the BFY snack category. The Company incurred approximately $0.3 million of acquisition-related costs during the three and six months ended June 30, 2016, which is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has one year from the acquisition date to finalize the valuation of the acquired intangible assets, including goodwill, as well as the valuation of the earn-out contingent consideration. Management is responsible for these internal and third-party valuations and appraisals and is continuing to review the amounts and allocations. The following table summarizes the preliminary allocation of the purchase consideration for Boundless Nutrition to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase consideration:
Cash paid as purchase consideration	$16,451
Holdback amount	200
Fair value of notes payable issued to sellers as consideration	3,776
Fair value of contingent consideration	1,730
Total purchase consideration	22,157
Less: cash and cash equivalents acquired	(129)
Total purchase price- net of cash and cash equivalents acquired	22,028
Fair value of net assets acquired and liabilities assumed:
Accounts receivable and inventory	2,046
Property and equipment	751
Other assets	178
Indefinite-lived identifiable intangible asset- trade name	9,780
Definite-lived identifiable intangible assets- customer relationships and trade name	2,200
Accounts payable	(1,111)
Other liabilities	(532)
Total fair value of net assets acquired and liabilities assumed	13,312
Excess purchase consideration over fair value of net assets acquired (goodwill)	$8,716
Management evaluated the impact to the Company's financial statements of the Boundless Nutrition acquisition and concluded that the impact was not significant enough to require or separately warrant the inclusion of pro forma financial results inclusive of Boundless Nutrition.

Paqui Acquisition
In April 2015, the Company acquired Paqui, a manufacturer and marketer of tortilla chips and pre-packaged tortillas for total consideration of approximately $11.9 million. This acquisition was accounted for under the acquisition method of accounting and the excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represented a value attributable to brand recognition associated with Paqui’s products and position in the BFY snack category. The Company completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition, with adjustments to provisional amounts that were identified during the measurement period considered not significant.

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

4. INVENTORY

Inventories, net of reserves and provisions, consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials and packaging	$5,229	$4,433
Finished goods	5,037	2,396
Inventories, net	$10,266	$6,829
As of each of June 30, 2016 and December 31, 2015, we had approximately $0.7 million in reserves for finished goods deemed unsaleable and raw materials and packaging deemed obsolete. If future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

5. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Accumulated depreciation is recognized ratably over the expected useful life of the asset. Property and equipment, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$1,368	$1,128
Furniture and fixtures	852	664
Leasehold improvements	1,439	911
Property and equipment, gross	3,659	2,703
Less: accumulated depreciation	(799)	(550)
Property and equipment, net	$2,860	$2,153

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Depreciation expense was approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively, and less than $0.1 million and approximately $0.1 million for the three and six months ended June 30, 2015, respectively. Depreciation expense is included in cost of goods sold and general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Beginning balance	$47,421	$45,694
Acquired during the period (1)	8,716	1,727
Ending balance	$56,137	$47,421

(1)    Refer to Note 3 for more details regarding goodwill recorded in connection with the Company's acquisition of
Boundless Nutrition in April 2016 and Paqui in April 2015.

Intangible assets consist of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names (1)	$221,680	$—	$221,680	$211,900	$—	$211,900
Intangible assets with finite lives:				—	—	—
Customer relationships (1)	65,790	(8,258)	57,532	63,610	(6,113)	57,497
Non-competition agreement	90	(25)	65	90	(19)	71
Trade name (1)	20	(3)	17	—	—	—
Total	$287,580	$(8,286)	$279,294	$275,600	$(6,132)	$269,468

(1)    The change in the gross carrying amount of trade names and customer relationships is the result of the Company's acquisition of Boundless Nutrition in April 2016. Refer to Note 3 for more details.

Amortization of finite-lived intangibles was approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2015, respectively. Amortization of finite-lived intangible assets is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

The estimated future amortization expense related to finite-lived intangible assets is as follows as of June 30, 2016 (in thousands):

Remainder of 2016	$2,210
2017	4,405
2018	4,399
2019	4,399
2020	4,399
Thereafter	37,802
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

7. ACCRUED LIABILITIES
The following table shows the components of accrued liabilities (in thousands):

	June 30, 2016	December 31, 2015
Accrued income taxes	$—	$437
Unbilled inventory	1,009	693
Accrued commissions	702	629
Accrued bonuses	1,132	2,545
Accrued marketing expense	239	89
Accrued professional fees	579	398
Other accrued liabilities	1,419	439
Total accrued liabilities	$5,080	$5,230

8. DEBT
Debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Term loan	$189,733	$197,313
Revolving credit facility	15,000	—
Notes payable, net of discount of $322 and $147, respectively	7,583	3,757
Deferred financing costs, net of accumulated amortization of $1,496 and $1,094, respectively (1)	(2,477)	(2,859)
Total debt	209,839	198,211
Less: Current portion	(11,227)	(12,750)
Long-term debt	$198,612	$185,461

(1)
Upon adoption of ASU 2015-03, the Company is now presenting deferred financing costs, net as a reduction to the related liability in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. As a result, the deferred financing costs, net balance of approximately $2.9 million was reclassified from Other assets to Senior term loan on the condensed consolidated balance sheet as of December 31, 2015.

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Subsequent to June 30, 2016, the Company amended the Credit Facility in order to increase the capacity under the revolving credit facility by $15.0 million to a total of $40 million. Refer to Note 13 for further details.

The Credit Facility is scheduled to mature on July 17, 2019, with an option to extend the maturity of the term loan with the consent of lenders willing to provide such extension. The term loans under the Credit Facility, amortize in equal quarterly installments of approximately $2.6 million, with the balance due at maturity. The Credit Facility also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of the loans outstanding thereunder by an amount not to exceed $35 million, subject to receipt of additional lending commitments for such loans.
In connection with the acquisition of Crisps Topco Limited, the Company intends to refinance the debt owed under the Credit Facility. Refer to Note 13 for additional details regarding the Company’s intended financing plans.

Interest
Outstanding term loan and revolving credit facility borrowings under the Credit Facility bear interest at a rate per annum equal to (a) the Eurodollar Rate plus 4.50% or (b) the Base Rate (equal in this context to the greater of (i) the prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) the Eurodollar Rate plus 1.00%) (but subject to a minimum of 2.00%) plus 3.50%. The interest rate on our outstanding indebtedness was 5.5% per annum at June 30, 2016.
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
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain (x) a maximum total funded debt to consolidated EBITDA ratio of not more than 4.25 to 1.0, initially, and decreasing to 2.25 to 1.0 over the term of the Credit Facility and (y) a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. As of June 30, 2016, the Company was in compliance with our financial covenants.
In addition, the Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions. Based on the calculation of Excess Cash Flow and the Company's Senior Secured Leverage Ratio (as defined in the Credit Facility) as of December 31, 2015, the Company made a prepayment on the term loan of approximately $2.5 million, in May 2016.
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
Notes Payable
As discussed in more detail in Note 3, in April 2016, the Company issued $4.0 million in unsecured notes to the sellers of Boundless Nutrition in connection with its acquisition. The notes bear interest at a rate per annum of 0.67% with principal and interest due at varying maturity dates between April 29, 2017 and December 31, 2018. The Company recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms, which is amortized to interest expense over the term of the notes using the effective-interest method.
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
Annual maturities of debt (excluding the fair value discount of approximately $0.3 million and deferred financing costs of approximately $2.5 million) as of June 30, 2016 are as follows (in thousands):

Remainder of 2016	$5,125
2017	11,250
2018	17,155
2019	179,108
2020	—
Total	$212,638

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
In August 2015, the Company recorded an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA, with a corresponding reduction to additional paid in capital. The Company's first annual estimated payment in the amount of approximately $6.6 million is expected to be paid in the second half of 2016. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized as a period expense in the statement of comprehensive income.

Monticello Partners LLC Lease Agreement
The Company leases office space from a related party, Monticello Partners LLC, which is wholly owned by one of the Company's shareholders. The lease agreement expires on August 31, 2017 and the Company is responsible for all taxes and utilities. Payments under this agreement were not material to the periods presented.
Future minimum lease payments for this lease, which had a non-cancelable lease term in excess of one year as of June 30, 2016, were as follows (in thousands):

Remainder of 2016	$14
2017	20
Total	$34

10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company entered into certain supply contracts for their popcorn kernels and sunflower oil for various periods through October 2018. As of June 30, 2016, the Company’s purchase commitments remaining under these contracts totaled $34.0 million. The contracts also stipulate that if the Company fails to purchase the stated quantities within the time period specified, the Company has the option to purchase all remaining quantities under the contract, or the seller has the right to assess liquidated damages, including payment of the excess of the contract price over the market price for all remaining contracted quantities not purchased.
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
Boundless Nutrition entered into an operating lease for an office space and manufacturing facility in November 2014, which the Company assumed as part of the acquisition. This lease is non-cancellable and has a seven year term.
Rent expense from operating leases totaled approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, and less than $0.1 million and approximately $0.1 million for the three and six months ended June 30, 2015, respectively.
As of June 30, 2016, minimum rental commitments under non-cancellable operating leases were as follows (in thousands):

Remainder of 2016	$242
2017	484
2018	476
2019	488
2020	501
Thereafter	1,396
Total	$3,587

Legal Matters

From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results from operations or cash flow.

11. INCOME TAXES
The Company's effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates and the amount of taxable income the Company earns. The effective tax rate was 42.2% and 41.7% for the three and six months ended June 30, 2016, respectively. The effective tax rate was 46.3% and 45.2% for the three and six months ended June 30, 2015, respectively.
12. EQUITY-BASED COMPENSATION
In July 2015, the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the "2015 Plan") was adopted by the Company's board of directors, approved by the Company's stockholders and became effective immediately prior to the consummation of the Company's IPO in August 2015. The 2015 Plan provides for the grant of various equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company and its subsidiaries. The types of awards that may be granted under the 2015 Plan include incentive stock options, non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") and other equity-based awards. The Company initially reserved 13,050,000 shares of common stock for issuance under the 2015 Plan, which is subject to certain adjustments for changes in the Company's capital structure, as defined in the 2015 Plan. As of June 30, 2016, 5,269,365 shares were available for issuance under the 2015 Plan.

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
The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.1 million and $0 for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0 for the six months ended June 30, 2016 and 2015, respectively. The fair value of stock option awards are estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

Six Months Ended June 30, 2016
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

(4)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.

The following table summarizes the Company's stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	150,000	9.47	$10.72	$3.50
Granted	150,000	9.70	11.92	3.81
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2016	300,000	9.58	$11.32	$3.66
Exercisable as of June 30, 2016	—
As of June 30, 2016, the total compensation cost related to nonvested stock options not yet recognized was approximately $0.9 million with a weighted average remaining period of 2.58 years over which it is expected to be recognized. The aggregate intrinsic value of outstanding stock options at June 30, 2016 was approximately $1.0 million.

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
The fair value of RSUs is calculated based on the closing market value of the Company’s common stock on the date of grant. The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.2 million and $0 for the three months ended June 30, 2016 and 2015, respectively, and approximately $0.3 million and $0 for the six months ended June 30, 2016 and 2015, respectively.

The following table summarizes the activity of the Company's unvested RSUs for the six months ended June 30, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	98,500	$12.65
Issued	184,890	12.57
Forfeited	(12,250)	12.65
Vested	—	—
Unvested as of June 30, 2016	271,140	$12.60
As of June 30, 2016, the total compensation cost related to unvested RSUs not yet recognized was approximately $3.0 million with a weighted average remaining period of 3.32 years over which it is expected to be recognized.

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
The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.8 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $1.7 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively. Equity-based compensation expense is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the activity of the Company's unvested RSAs for the six months ended June 30, 2016:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	4,991,858	$1.45
Issued	—	—
Forfeited	(45,238)	1.21
Vested	(990,557)	1.60
Unvested as of June 30, 2016	3,956,063	$1.42

As of June 30, 2016, the total compensation cost related to unvested RSAs not yet recognized was approximately $6.9 million with a weighted average remaining period of 2.17 years over which it is expected to be recognized.

13. SUBSEQUENT EVENTS
Credit Facility
On July 1, 2016, the Company amended the Credit Facility to increase the capacity under the revolving credit facility by $15.0 million to a total of $40 million by adding a third-party lender to the revolving credit facility commitment.
Acquisition of Crisps Topco Limited
On August 6, 2016, Thunderball Bidco Limited (“Purchaser”), a direct, wholly-owned subsidiary of the Company and SkinnyPop Popcorn LLC, a direct wholly-owned subsidiary of the Company entered into a share purchase agreement and a warranty deed with the equityholders of Crisps Topco Limited (“Crisps”), a company incorporated under the laws of England and Wales, which owns the Tyrrells global portfolio of premium snack brands, pursuant to which Purchaser will acquire all of the outstanding equity interests of Crisps.  Pursuant to the share purchase agreement and warranty deed, and subject to the terms and conditions contained therein, at the closing of the transaction, Purchaser will acquire all of the outstanding equity interests of Crisps at an enterprise value of £300 million (or approximately $392.1 million based on the pound sterling (£) to US dollar ($) exchange rate of 1.3071, as of August 5, 2016), comprising of £278 million of cash (or approximately $363.4 million based on the pound sterling (£) to US dollar ($) exchange rate of 1.3071, as of August 5, 2016) and approximately 2.1 million shares of the Company’s common stock.  The share consideration payable is fixed based upon the closing price of the Company's common stock on the New York Stock Exchange on August 5, 2016 and a pound sterling (£) to US dollar ($) exchange rate of 1.3042. There is no fixed exchange rate for the cash consideration payable. As discussed below, the Company has entered into a foreign currency hedging arrangement for the majority of the cash consideration component. The closing of the transaction is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of any waiting periods applicable to the transaction, including applicable antitrust and competition laws. The closing of the transaction is not subject to a financing condition.  The Company expects this acquisition to close in the third quarter of 2016.
In connection with the execution of the share purchase agreement to acquire Crisps, on August 6, 2016 the Company entered into a commitment letter with Jefferies Finance LLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank USA (together with their designated affiliates, “Commitment Parties”), pursuant to which the Commitment Parties committed to provide a term loan facility in an aggregate amount of $600 million and a revolving loan facility in an aggregate amount of $50 million. The commitments of the Commitment Parties to provide the debt funding are subject to customary conditions, including the consummation of the acquisition of Crisps, the execution and delivery of definitive documentation, the accuracy of certain specified representations and other customary closing conditions.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Foreign Currency Option
In connection with its acquisition of Crisps, in August 2016, the Company entered into a foreign currency option with a counterparty which gives the Company the right, but not the obligation, to purchase £200 million at a pound sterling (£) to US dollar ($) exchange rate of 1.35 ("strike price'). In exchange for this right, the Company will be required to pay a premium of approximately $2.7 million to the counterparty on September 14, 2016.

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
• the attraction and retention of qualified employees and key personnel; and
• the expected timing of our acquisition of Crisps Topco Limited ("Crisps").
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
Recent Developments
As discussed more fully in Note 1 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, we completed a secondary public offering on May 19, 2016, in which 11,500,000 common shares were sold by selling stockholders to the public at a price of $11.25 per share. We did not receive any proceeds from the sale of shares in this offering.
As discussed more fully in Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, we acquired Boundless Nutrition in April 2016 for total consideration of approximately $22.0 million. We may be required to pay additional consideration of up to $10 million in 2019, which is contingent upon the achievement of a defined contribution margin during 2018. We borrowed $12.0 million under the revolving credit facility and used $4.5 million of cash on hand, excluding holdback amounts, to fund the acquisition of Boundless Nutrition. We plan to leverage our existing sales force and relationships with retail customers and distributors to help gain distribution for the Oatmega protein snack bars and Perfect Cookie products.
As discussed more fully in Note 13 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, on August 6, 2016, our wholly owned subsidiaries Thunderball Bidco Limited (“Purchaser”) and SkinnyPop Popcorn LLC entered into definitive agreements with the equityholders of Crisps Topco Limited (“Crisps”), a company incorporated under the laws of England and Wales, which owns the Tyrrells global portfolio of premium snack brands, pursuant to which Purchaser will acquire all of the outstanding equity interests of Crisps.  Purchaser will acquire all of the outstanding equity interests of Crisps at an enterprise value of £300 million, comprising of £278 million of cash and approximately 2.1 million shares of our common stock.  The share consideration payable is fixed based upon the closing price of our common stock on the New York Stock Exchange on August 5, 2016 and a pound sterling (£) to US dollar ($) exchange rate of 1.3042. There is no fixed exchange rate for the cash consideration payable but we have entered into a foreign currency hedging arrangement for the majority of the cash consideration component. We expect this acquisition to close in the third quarter of 2016.

Additionally, in connection with the execution of the definitive agreements to acquire Crisps, on August 6, 2016, we entered into a commitment letter (the “Commitment Letter”) with Jefferies Finance LLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank USA (together with their designated affiliates, “Commitment Parties”), pursuant to which the Commitment Parties committed to provide a term loan facility in an aggregate amount of $600 million and a revolving loan facility in an aggregate amount of $50 million. The commitments of the Commitment Parties to provide the debt funding are subject to customary conditions, including the consummation of the acquisition of Crisps, the execution and delivery of definitive documentation, the accuracy of certain specified representations and other customary closing conditions.

We expect the pending acquisition of Crisps, once completed, to have a significant impact on our business and results of operations, including net sales, cost of goods sold, sales & marketing expenses, general & administrative expenses, and net income, which we are in the process of assessing. Our expectations of income and expenses discussed throughout this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations do not include the impact of the pending Crisps acquisition and the resulting Crisps net sales.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and June 30, 2015

The following table compares our results of operations, including as a percentage of net sales, for the three months ended June 30, 2016 and 2015. Amounts are in thousands except percentage information.

	Three Months Ended June 30, 2016	% of Net Sales	Three Months Ended June 30, 2015	% of Net Sales
Net sales	$59,866	100.0%	$47,354	100.0%
Cost of goods sold	27,318	45.6%	20,661	43.6%
Gross profit	32,548	54.4%	26,693	56.4%
Sales & marketing expenses	7,969	13.3%	5,016	10.6%
General & administrative expenses	6,285	10.5%	11,985	25.3%
Total operating expenses	14,254	23.8%	17,001	35.9%
Operating income	18,294	30.6%	9,692	20.5%
Interest expense	3,126	5.2%	3,058	6.5%
Income before income taxes	15,168	25.4%	6,634	14.0%
Income tax expense	6,400	10.7%	3,074	6.5%
Net income	$8,768	14.7%	$3,560	7.5%

Net Sales

Net sales increased approximately $12.5 million, or 26.4%, from $47.4 million for three months ended June 30, 2015 to $59.9 million for the three months ended June 30, 2016. Our increase in net sales was primarily due to volume increases of the SkinnyPop brand driven by increased distribution and additional trade promotional support, along with the national launch of our Paqui brand in 2016 and the addition of the Oatmega brand in April 2016 via acquisition. Product price changes did not significantly impact sales growth from period to period.

We expect to see continued growth in net sales from our SkinnyPop brand in 2016 when compared to 2015 for the reasons discussed above. In addition, we expect the national launch of our Paqui tortilla chip brand and our recent acquisition of Boundless Nutrition to contribute additional net sales in 2016.

Cost of Goods Sold/Gross Profit

Gross profit increased approximately $5.9 million, or 21.9%, from $26.7 million for the three months ended June 30, 2015 to $32.5 million for the three months ended June 30, 2016. This increase was primarily related to the increase in net sales discussed above. Gross profit as a percentage of net sales decreased 200 basis points, from 56.4% for the three months ended June 30, 2015 to 54.4% for the three months ended June 30, 2016. The decrease in gross profit as a percentage of net sales was primarily driven by a higher level of trade promotional activity and increased contribution of the Paqui and Oatmega brands which have a lower gross margin profile than our SkinnyPop brand. These decreases were partially offset by improved rates on materials and ingredients. We expect gross profit as a percentage of net sales to decrease in 2016 when compared to 2015 for the reasons discussed above.

Sales and Marketing Expenses
Sales and marketing expenses increased approximately $3.0 million, or 58.9%, from $5.0 million for the three months ended June 30, 2015 to $8.0 million for the three months ended June 30, 2016. The increase was due primarily to an increase in consumer marketing expenses to drive brand awareness and trial, as well as an increase in compensation expense associated with our efforts to build out our internal sales and marketing team. Sales and marketing expenses as a percentage of net sales increased from 10.6% for the three months ended June 30, 2015 to 13.3% for the three months ended June 30, 2016.
We anticipate that sales and marketing expenses will increase in both absolute dollars and as a percentage of net sales in 2016, when compared to 2015, as we expect to see the full year impact in compensation expense associated with the recent build out of our internal sales and marketing team and continue our consumer marketing efforts to drive brand awareness and trial of our brands.
General and Administrative Expenses
General and administrative expenses decreased $5.7 million, or 47.6%, from $12.0 million for the three months ended June 30, 2015 to $6.3 million for the three months ended June 30, 2016. The decrease is primarily due to the contingent compensation arrangement with the founders of the SkinnyPop brand being fully accrued as of December 31, 2015 and the incurrence of costs related to our IPO which closed in August 2015. During the three months ended June 30, 2015, the Company recognized approximately $4.6 million of expense related to the compensation arrangement with the founders of SkinnyPop and approximately $2.0 million of IPO-related expenses. These decreases were partially offset by the incurrence of approximately $0.6 million in costs related to our secondary public equity offering, which closed in May 2016, and an increase in expense associated with infrastructure investments, including personnel and systems, and new administrative costs required to operate effectively as a public company. General and administrative expenses as a percentage of net sales was 25.3% for the three months ended June 30, 2015 and 10.5% for the three months ended June 30, 2016.

We expect our general and administrative expenses to decrease significantly in both absolute dollars and as a percentage of net sales in 2016 when compared to 2015 for the reasons discussed above.

Interest Expense

Interest expense remained constant at approximately $3.1 million for each of the three month periods ended June 30, 2016 and 2015. We experienced an increase to interest expense associated with the issuance of notes payable to the sellers of Paqui and Boundless Nutrition in April 2015 and April 2016, respectively. This increase was offset by a decrease to interest expense associated with principal payments on our term loan totaling $12.7 million during the past 12 months.
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
Income Tax Expense
Income tax expense increased approximately $3.3 million, or 108.2%, from $3.1 million for the three months ended June 30, 2015 to $6.4 million for the three months ended June 30, 2016. The effective tax rate was 46.3% for the three months ended June 30, 2015 and 42.2% for the three months ended June 30, 2016. The decrease to the effective tax rate was primarily due to IPO-related costs incurred during the three months ended June 30, 2015 slightly offset by secondary public offering costs incurred during the three months ended June 30, 2016, which were not tax deductible. We anticipate income tax expense will increase significantly in absolute dollars in 2016 when compared to 2015 based on our business growth expectations.

Results of Operations

Comparison of Six Months Ended June 30, 2016 and June 30, 2015

The following table compares our results of operations, including as a percentage of net sales, for the six months ended June 30, 2016 and 2015. Amounts are in thousands except percentage information.

	Six Months Ended June 30, 2016	% of Net Sales	Six Months Ended June 30, 2015	% of Net Sales
Net sales	$114,211	100.0%	$91,629	100.0%
Cost of goods sold	53,245	46.6%	40,527	44.2%
Gross profit	60,966	53.4%	51,102	55.8%
Sales & marketing expenses	13,648	11.9%	8,634	9.4%
General & administrative expenses	11,717	10.3%	21,017	22.9%
Total operating expenses	25,365	22.2%	29,651	32.4%
Operating income	35,601	31.2%	21,451	23.4%
Interest expense	6,152	5.4%	6,013	6.6%
Income before income taxes	29,449	25.8%	15,438	16.8%
Income tax expense	12,279	10.8%	6,974	7.6%
Net income	$17,170	15.0%	$8,464	9.2%

Net Sales

Net sales increased approximately $22.6 million, or 24.6%, from $91.6 million for the six months ended June 30, 2015 to $114.2 million for the six months ended June 30, 2016. Our increase in net sales was primarily due to volume increases of the SkinnyPop brand driven by increased distribution and additional trade promotional support, along with the national launch of our Paqui brand in 2016 and the addition of the Oatmega brand in April 2016 via acquisition. Product price changes did not significantly impact sales growth from period to period.

Cost of Goods Sold/Gross Profit

Gross profit increased approximately $9.9 million, or 19.3%, from $51.1 million for the six months ended June 30, 2015 to $61.0 million for the six months ended June 30, 2016. This increase was primarily related to the increase in net sales discussed above. Gross profit as a percentage of net sales decreased 240 basis points, from 55.8% for the six months ended June 30, 2015 to 53.4% for the six months ended June 30, 2016. The decrease in gross profit as a percentage of net sales was primarily driven by a higher level of trade promotional activity and increased contribution of the Paqui and Oatmega brands which have a lower gross margin profile than our SkinnyPop brand.

Sales and Marketing Expenses
Sales and marketing expenses increased approximately $5.0 million, or 58.1%, from $8.6 million for the six months ended June 30, 2015 to $13.6 million for the six months ended June 30, 2016. The increase was due primarily to an increase in consumer marketing expenses to drive brand awareness and trial, as well as an increase in compensation expense associated with our efforts to build out our internal sales and marketing team. Sales and marketing expenses as a percentage of net sales increased from 9.4% for the six months ended June 30, 2015 to 11.9% for the six months ended June 30, 2016.
General and Administrative Expenses
General and administrative expenses decreased $9.3 million, or 44.2%, from $21.0 million for the six months ended June 30, 2015 to $11.7 million for the six months ended June 30, 2016. The decrease is due to the contingent compensation arrangement with the founders of the SkinnyPop brand being fully accrued as of December 31, 2015 and the incurrence of costs related to our IPO which closed in August 2015. During the six months ended June 30, 2015, the Company recognized approximately $9.2 million of expense related to the compensation arrangement with the founders of SkinnyPop and approximately $2.6 million of IPO-related expenses. These decreases were partially offset by the incurrence of approximately $0.6 million in costs related to our secondary public equity offering, which closed in May 2016, and an increase in expense associated with infrastructure investments, including personnel and systems, and new administrative costs required to operate effectively as a public company. General and administrative expenses as a percentage of net sales was 22.9% for the six months ended June 30, 2015 and 10.3% for the six months ended June 30, 2016.

Interest Expense
Interest expense increased approximately $0.1 million, or 2.3%, from $6.0 million for the six months ended June 30, 2015 to $6.1 million for the six months ended June 30, 2016. We experienced an increase to interest expense associated with the issuance of notes payable to the sellers of Paqui and Boundless Nutrition in April 2015 and April 2016, respectively. This increase was offset by a decrease to interest expense associated with principal payments on our term loan totaling $12.7 million during the past 12 months.
Income Tax Expense
Income tax expense increased approximately $5.3 million, or 76.1%, from $7.0 million for the six months ended June 30, 2015 to $12.3 million for the six months ended June 30, 2016. The effective tax rate was 45.2% for the six months ended June 30, 2015 and 41.7% for the six months ended June 30, 2016. The decrease to the effective tax rate was primarily due to IPO-related costs incurred during the six months ended June 30, 2015, slightly offset by secondary public offering costs incurred during the six months ended June 30, 2016, which were not tax deductible.

Liquidity and Capital Resources
Liquidity represents our ability to generate sufficient cash from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise mainly from working capital requirements, primarily related to our purchases of ingredients and interest and principal payments on our outstanding indebtedness and, to a lesser extent, to capital expenditures. We believe our cash on hand and cash to be provided from our operations, in addition to borrowings available under our revolving credit facility, will be sufficient to fund our contractual commitments, including with respect to the Founders Contingent Compensation and the Tax Receivable Agreement ("TRA"), repay our obligations as required and meet our operational requirements for at least the next 12 months. In addition, we have an uncommitted incremental revolving facility that we believe would be available if we requested it from lenders. As of June 30, 2016 and December 31, 2015, $10.0 million and $25.0 million, respectively, was available for borrowing under our revolving credit facility and we had $7.4 million and $18.8 million of cash and cash equivalents on hand, respectively. Subsequent to June 30, 2016, we increased the borrowing capacity under our revolving credit facility by $15.0 million to a total of $40.0 million.
During the six months ended June 30, 2016, we used $23.0 million of cash on hand to pay down the Founder Contingent Compensation liability. The remaining obligation after this payment totaled $2.2 million, which we expect to satisfy with a final payment in the second half of 2016, when we finalize our tax savings associated with the deductibility of these payments.
We also expect to use cash to make payments under the TRA, which we expect to fund through a combination of borrowings under our revolving credit facility and cash on hand, and such amounts are expected to be significant over the next fifteen years.
Acquisition of Crisps

On August 6, 2016, our wholly-owned subsidiaries, Purchaser and SkinnyPop Popcorn LLC, entered into definitive agreements with the equityholders of Crisps, pursuant to which Purchaser will acquire all of the outstanding equity interests of Crisps.  Purchaser will acquire all of the outstanding equity interests of Crisps at an enterprise value of £300 million, comprising of £278 million of cash and approximately 2.1 million shares of our common stock. We expect this acquisition to close in the third quarter of 2016.  Concurrently with the execution and delivery of the definitive agreements to purchase Crisps, we entered into the Commitment Letter with the Commitment Parties, pursuant to which the Commitment Parties committed to provide a term loan facility in an aggregate amount of $600 million and a revolving loan facility in an aggregate amount of $50 million (collectively, the “2016 Debt Facilities”). We expect to use the proceeds of such term loan facility and revolving loan facility to (a) pay a portion of the Crisps acquisition cash consideration, (b) pay various fees and expenses incurred in connection with the Crisps acquisition and the 2016 Debt Facilities, and (c) repay the indebtedness outstanding under our existing Credit Facility that is described below. We have paid and will continue to pay substantial costs and expenses associated with the transaction and many of these costs and expenses will be payable whether or not the transaction is consummated.

We expect that our cash balances, in the aggregate, may decrease due to the payment of the Crisps purchase price and transaction-related expenses, partially offset by increased net sales during 2016 and proceeds from the 2016 Debt Facilities.

Historical Cash Flow

Comparison of Six Months Ended June 30, 2016 and June 30, 2015
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(In thousands)	2016	2015	Change
Cash flows (used in) provided by:
Operating activities	$(2,190)	$25,477	$(27,667)
Investing activities	(16,568)	(8,141)	(8,427)
Financing activities	7,420	(10,016)	17,436
Net (decrease) increase in cash	$(11,338)	$7,320	$(18,658)
Operating Activities
Net cash provided by operating activities was approximately $25.5 million for the six months ended June 30, 2015 compared to net cash used in operating activities of approximately $2.2 million for the six months ended June 30, 2016, resulting in a decrease in cash provided by operating activities of approximately $27.7 million for the comparable six month periods. The decrease in cash provided by operating activities was primarily driven by a $23.0 million payment in March 2016 to our founders, related to their employment agreements entered into in connection with our acquisition of SkinnyPop Popcorn LLC, in July 2014. Refer to Notes 2 and 9 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for a more detailed discussion regarding this obligation.
Investing Activities
Net cash used in investing activities increased approximately $8.4 million from approximately $8.1 million for the six months ended June 30, 2015 to approximately $16.6 million for the six months ended June 30, 2016.
During the six months ended June 30, 2016, we used approximately $16.3 million to acquire Boundless Nutrition, net of cash acquired, and made capital expenditures of approximately $0.2 million. During the six months ended June 30, 2015, we used approximately $7.8 million to acquire Paqui, net of cash acquired, and made capital expenditures of approximately $0.3 million.
Financing Activities
Net cash used in financing activities was approximately $10.0 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of approximately $7.4 million for the six months ended June 30, 2016, resulting in an increase in cash provided by financing activities of approximately $17.4 million for the comparable six month periods.
Net cash used in financing activities for the six months ended June 30, 2015 included $22.3 million of distributions paid to members of TA Topco 1, LLC ("Topco"), the former parent entity of the Company, in May 2015, $5.1 million of scheduled principal payments toward the outstanding balance on our term loan and a $5.0 million pay down on our revolving credit facility. These cash outflows were partially offset by borrowings of $22.5 million from our term loan and revolving credit facility which we used to fund the aforementioned distributions paid to members of Topco in May 2015.
During the six months ended June 30, 2016, we borrowed $12.0 million under our revolving credit facility to partially fund the acquisition of Boundless Nutrition in April and an additional $3.0 million in June to fund our working capital requirements. These cash inflows were partially offset by scheduled quarterly principal payments totaling $5.1 million on the outstanding balance of our term loan and a $2.5 million prepayment on the outstanding balance of our term loan in May. The amount of the prepayment was based on our Excess Cash Flow and Senior Secured Leverage Ratio (as defined in the Credit Agreement) as of December 31, 2015.
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
As of June 30, 2016 and December 31, 2015, the outstanding balance on our term loans were approximately $189.7 million and $197.3 million, respectively. The term loans amortize in equal quarterly installments of approximately $2.6 million, with the balance due at maturity.
As of June 30, 2016 and December 31, 2015, the outstanding balance on our revolving credit facility was $15.0 million and $0, respectively, and availability under our revolving credit facility totaled $10.0 million as of June 30, 2016. In July 2016, we increased the borrowing capacity under our revolving credit facility by $15.0 million to a total of $40.0 million. Refer to Note 13 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for additional details regarding this transaction.
In the future, we may use the revolving credit facility for working capital and for other general corporate purposes, including acquisitions, investments, dividends and distributions, to the extent permitted under the Credit Facility. The Credit Facility also provides that, upon satisfaction of certain conditions, we may increase the aggregate principal amount of the loans outstanding thereunder by an amount not to exceed $35 million, subject to receipt of additional lending commitments for such loans.
In connection with the acquisition of Crisps, we intend to refinance the debt owed under our existing Credit Facility. Additional details regarding our intended financing plans can be found in Note 13 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1.

Interest
Outstanding term loan and revolving credit facility borrowings under the Credit Facility bear interest at a rate per annum equal to (a) the Eurodollar Rate plus 4.50% or (b) the Base Rate (equal in this context to the greater of (i) the prime rate, (ii) the federal funds rate plus 1/2 of 1.00% and (iii) the Eurodollar Rate plus 1.00%) (but subject to a minimum of 2.00%) plus 3.50%.
The interest rate on our outstanding indebtedness was 5.5% per annum at June 30, 2016 and December 31, 2015.
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
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain (x) a maximum total funded debt to consolidated EBITDA ratio of not more than 4.25 to 1.0, initially, and decreasing to 2.25 to 1.0 over the term of the Credit Facility and (y) a minimum fixed charge coverage ratio of not less than 1.10 to 1.00. As of June 30, 2016, we were in compliance with our financial covenants.
In addition, the Credit Facility contains (a) customary provisions related to mandatory prepayment of the loans thereunder with (i) 50% of Excess Cash Flow (as defined in the Credit Facility), subject to step-downs to 25% and 0% of Excess Cash Flow at certain leverage-based thresholds and (ii) the proceeds of asset sales and casualty events (subject to certain customary limitations, exceptions and reinvestment rights) and (b) certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, investments, acquisitions, loans and advances, mergers, consolidations and asset dispositions, dividends and other restricted payments, transactions with affiliates and other matters customarily restricted in such agreements, in each case, subject to certain customary exceptions. Based on our calculation of Excess Cash Flow and our Senior Secured Leverage Ratio (as defined in the Credit Facility) as of December 31, 2015, the company made a prepayment on our term loan of approximately $2.5 million, in May 2016.
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

Notes Payable
In connection with our acquisition of Boundless Nutrition in April 2016 and Paqui in April 2015, we issued approximately $4.0 million and $3.9 million, respectively, in unsecured notes payable to the respective sellers. The notes issued to the sellers of Boundless Nutrition bear interest at a rate per annum of 0.67% with principal and interest due at varying maturity dates between April 29, 2017 and December 31, 2018. The notes issued to the sellers of Paqui bear interest at a rate per annum of 1.5% with principal and interest due at maturity on March 31, 2018. We recorded acquisition-date fair value discounts totaling approximately $0.4 million based on market rates for debt instruments with similar terms, which is amortized to interest expense over the term of the notes using the effective-interest method.
Contractual Obligations and Other Commitments

Except as discussed in Notes 8 - 10, in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2015.

Refer to "Liquidity and Capital Resources- Acquisition of Crisps" contained in Item 2 herein, for a discussion regarding our entry into a definitive agreement on August 6, 2016, to acquire the outstanding equity interests of Crisps and our related financing intentions.

Off Balance Sheet Arrangements

At June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The following tables present a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$8,768	$3,560	$17,170	$8,464
Non-GAAP adjustments:
Interest expense	3,126	3,058	6,152	6,013
Income tax expense	6,400	3,074	12,279	6,974
Depreciation	168	61	275	108
Amortization of intangible assets	1,091	1,060	2,154	2,102
Equity-based compensation expenses	1,090	650	2,169	1,438
Founder contingent compensation	—	4,601	—	9,203
Transaction-related expenses:
IPO-related expenses (1)	—	1,953	—	2,638
Secondary offering- related expenses (2)	615	—	615	—
Acquisition related expenses (3)	474	395	474	395
Executive recruitment (4)	—	307	—	615
Recapitalization expenses (6)	—	91	—	91
Adjusted EBITDA	$21,732	$18,810	$41,288	$38,041

(1)	Includes legal and accounting fees paid in connection with the IPO process, which closed in August 2015.

(2)	Includes legal, accounting, printing and filing fees paid in connection with our secondary public offering, which closed in May 2016.

(3)
Includes legal, accounting and consulting fees along with severance expenses and integration costs incurred in connection with our acquisition of Boundless Nutrition and Paqui in April 2016 and April 2015, respectively.

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

(5)	Represents the expenses we incurred in connection with a distribution paid in May 2015 to members of the former parent entity of the Company

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
Foreign Exchange Risk
Our sales and costs are currently denominated in U.S. dollars and are not subject to foreign exchange risk. However, to the extent our sourcing strategy changes or if our acquisition of Crisps is successful or we commence generating net sales outside of the United States and Canada that are denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. In connection with our acquisition of Crisps, in August 2016, we entered into a foreign currency option with a counterparty which gives us the right, but not the obligation, to purchase £200 million at a pound sterling (£) to US dollar ($) exchange rate of 1.35 ("strike price'). In exchange for this right, we will be required to pay a premium of approximately $2.7 million to the counterparty on September 14, 2016. No other material changes have occurred in relation to foreign exchange risk as described in our 2015 Annual Report on Form 10-K.
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
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2015 Annual Report on Form 10-K.

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

A substantial majority of our sales are generated from a limited number of distributors and retailers, which we refer to as customers. For the three and six months ended June 30, 2016, sales to our two largest customers, Costco and Sam’s Club, represented approximately 28% and 15% of our net sales in both periods, respectively. In addition, these two customers accounted for approximately 42% of our accounts receivable as of June 30, 2016. Although the composition of our significant customers may vary from period to period, we expect that most of our net sales and accounts receivable will continue to come from a relatively small number of customers for the foreseeable future. We do not have commitments or minimum volumes that ensure future sales of our products to any of our customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. In addition, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, customers may take actions that negatively affect us. The loss of, or a reduction in sales or anticipated sales to, one or more of our most significant distributors or retailers may have a material adverse effect on our business, results of operation and financial condition.

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

Almost all of our net sales for the three and six months ended June 30, 2016 resulted from sales of our SkinnyPop products. The majority of our SkinnyPop branded net sales came from a variety of stock-keeping-units, or SKUs, under our Original flavor. Most of our secondary flavors, White Cheddar Flavor, Naturally Sweet, Sea Salt & Black Pepper and a rotational Hatch Chile flavored SKU, were first introduced in late 2013 or 2014, and Dusted Dark Chocolate and Jalapeño, were introduced in early 2016, represent a relatively small portion of our sales. We cannot be certain that we will be able to continue to commercialize or expand distribution of our existing flavors of popcorn products or that any of our future food products and flavors will be accepted in their markets. Any inability on our part to stay current with food and consumer trends through new products could have a material adverse effect on our business performance. Because sales of our SkinnyPop products make up all of our historical profitability and cash flows, reductions in sales of these products will have an adverse effect on our profitability and ability to generate cash to fund our product development, research and development efforts or potential acquisitions.
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

If we do not realize the expected benefits, including synergies, from the pending Crisps acquisition, if consummated, our business and results of operations will suffer.

On August 6, 2016, our wholly owned subsidiaries Thunderball Bidco Limited (“Purchaser”) and SkinnyPop Popcorn LLC entered into definitive agreements with the equityholders of Crisps Topco Limited (“Crisps”), a company incorporated under the laws of England and Wales, which owns the Tyrrells global portfolio of premium snack brands, pursuant to which Purchaser will acquire all of the outstanding equity interests of Crisps.  Purchaser will acquire all of the outstanding equity interests of Crisps at an enterprise value of £300 million, comprising of £278 million of cash and approximately 2.1 million shares of our common stock. We expect this acquisition to close in the third quarter of 2016.

Upon consummation of our acquisition of Crisps, our business will be significantly larger and more complex than we are today. If the acquisition is consummated, our future success will significantly depend upon our ability to manage our expanded enterprise, including multiple locations, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. In order to support this expanded enterprise, we will need to achieve net sales from the Crisps business and synergies consistent with our business expectations, which may prove more difficult than currently expected.  Any failure to achieve the expected level of net sales and synergies could affect our profitability, our ability to service the debt that we are taking on to partially fund this acquisition, and our ability to meet the financial covenants under our credit agreement with our lenders.

The consummation of the Crisps acquisition is subject to a number of closing conditions, some of which are out of our control.

Completion of the Crisps acquisition is subject to certain conditions contained in the definitive agreements to acquire Crisps, some of which are beyond our control, and we can make no assurances that the transaction will close in a timely manner or at all. Such conditions include, among other things, the expiration or termination of any waiting periods applicable to the transaction, including applicable antitrust and competition laws.  The share purchase agreement governing the acquisition of Crisps provides that if appropriate approval under applicable antitrust and competition laws is not obtained by November 7, 2016, or if the parties agree that such approval is incapable of satisfaction on or before such date, the share purchase agreement shall automatically terminate.  In addition, either party has the right to terminate the share purchase agreement upon notice to the other party if the other party fails to comply with its respective closing condition obligations under the share purchase agreement.  In the event that the acquisition is not consummated, we will have spent considerable time and resources and incurred substantial costs, such as legal, accounting and advisory fees, which must be paid even if the acquisition is not completed. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged and, as a result, the market price of our common stock could decline.

We do not have a sufficient amount of cash on hand to consummate the acquisition of Crisps and if the transaction is consummated, we will incur a substantial amount of debt to finance the consideration and certain other amounts to be paid in connection with the acquisition, which could adversely affect our business.

A portion of the consideration to be paid to the equityholders of Crisps will be provided by debt financing, for which we have received a commitment letter with Jefferies Finance LLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC and Goldman Sachs Bank USA (together with their designated affiliates, “Commitment Parties”), pursuant to which the Commitment Parties committed to provide a term loan facility in an aggregate amount of $600 million and a revolving loan facility in an aggregate amount of $50 million. The commitments of the Commitment Parties to provide the debt funding are subject to customary conditions, including the consummation of the acquisition of Crisps, the execution and delivery of definitive documentation, the accuracy of certain specified representations and other customary closing conditions.

The substantial amount of debt we will incur if and when the transaction is consummated could adversely affect our business, including by restricting our ability to engage in additional transactions or incur additional indebtedness or resulting in a downgrade or other adverse action with respect to our credit rating. Although our management believes that we will have access to cash sufficient to meet our business objectives and capital needs, the lessened availability of cash and cash equivalents for a period of time following the consummation of the acquisition could constrain our ability to grow our business. Our more leveraged financial position following the acquisition could also make us vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors who have more cash at their disposal. In the event that we do not have adequate capital to maintain or develop our business, additional capital may not be available to us on a timely basis, on favorable terms, or at all, which could have a material and negative impact on our business and results of operations.

Exposure to UK political developments, including the outcome of the UK referendum on membership in the European Union, could have a material adverse effect on Crisps and therefore on us.

On June 23, 2016, a referendum was held on the United Kingdom's membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The United Kingdom's vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.

Article 50 of the Treaty of the European Union, or Article 50, allows a member state to decide to withdraw from the European Union in accordance with its own constitutional requirements. The formal process for leaving the European Union will be triggered only when the United Kingdom delivers an Article 50 notice to the European Council, although informal negotiations around the terms of any exit may be held before such notice is given. Delivery of the Article 50 notice will start a two-year period for the United Kingdom to exit from the European Union, although this period can be extended with the unanimous agreement of the European Council. Without any such extension (and assuming that the terms of withdrawal have not already been agreed), the United Kingdom's membership in the European Union would end automatically on the expiration of that two-year period.

The result of the referendum means that the long-term nature of the United Kingdom's relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the United Kingdom and the European Union, which could adversely affect the results, financial condition and prospects of Crisps, and assuming we successfully acquire Crisps, could adversely affect our business results, financial condition and prospects.

It is currently expected that the UK government will shortly commence negotiations in connection with any exit from the European Union and will make a decision regarding the timing for giving an Article 50 notice. There is also considerable uncertainty as to whether, following any Article 50 notice being given, the arrangements for the United Kingdom to leave the European Union will be agreed upon within the two-year period and, if not, whether an extension of that time period would be agreed upon. It is also possible that the European Union will pressure the United Kingdom to exit prior to the end of the two-year period. There is also a risk of the United Kingdom's exit from the European Union being effected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects of Crisps, and assuming we successfully acquire Crisps, could adversely affect our business results, financial condition and prospects.

The political and economic instability created by the United Kingdom's vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on the business of Crisps of Crisps, and assuming we successfully acquire Crisps, on our business.

Consequently, no assurance can be given as to the impact of the referendum outcome and, in particular, no assurance can be given that the result will not adversely impact the operating results, financial condition and prospects of Crisps, and, assuming we successfully acquire Crisps, our operating results, financial condition and prospects.

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

The principal ingredients to manufacture our products include popcorn kernels, white corn, sunflower oil, canola oil and seasonings. There may be a limited market supply of any of our core ingredients, including in particular the specific popcorn kernel we use. In addition to the market limitations of the raw materials used to make our products, we rely on a limited number of third-party suppliers to supply us with such raw materials. Although we have multiple suppliers for our popcorn seasoning, we have two suppliers for the sunflower oil and two key suppliers for the popcorn kernels used in our products. As of June 30, 2016, one vendor accounted for approximately 34% of our accounts payable. Any ordering error on our part or disruption in the supply of sunflower oil, popcorn kernels in general, or our specific type of popcorn kernel, could have a material adverse effect on our business, particularly our profitability and our margins. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply, pricing or exclusive access to raw materials from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. Additionally, we may be adversely affected if there are increases in demand for the specific raw materials we use in our products, there is a reduction in overall supply of our required raw materials or our suppliers raise their prices, stop selling to us or our third-party manufacturer or enter into arrangements that impair their abilities to provide us or our third-party manufacturer with raw materials.
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

In April 2015 and April 2016, we acquired Paqui and Boundless Nutrition, respectively. In addition, we plan to selectively pursue acquisitions in the future, including Crisps, to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our platform of healthier snacks. However, although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete.

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

As of June 30, 2016 and December 31, 2015, we had outstanding indebtedness in the aggregate principal amount of $212.3 million and $201.0 million, respectively. Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy. In addition, our ability to increase the uncommitted portion of our revolving facility may be limited by our debt level or other factors.

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

Should we be in default under any of such covenants, Jefferies Finance LLC shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then-unpaid principal and accrued but unpaid interest under the Credit Agreement and would permit lenders to foreclose upon the collateral securing the debt. As of June 30, 2016, we are in compliance with all covenants of the Credit Agreement.

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

We currently conduct most of our business in the United States and Canada, but we have begun sales in Mexico and are evaluating the possibility of doing business in certain other foreign countries. The substantial up-front investment required, the lack of consumer awareness of our products in jurisdictions outside of the United States and Canada, differences in consumer preferences and trends between the United States and Canada and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling, food and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new territories. Additionally, on August 6, 2016, our wholly owned subsidiaries Purchaser and SkinnyPop Popcorn LLC entered into definitive agreements to acquire all of the outstanding equity interests of Crisps, which owns the Tyrrells global portfolio of premium snack brands and sells a large proportion of its products in foreign countries. Foreign sales and acquisitions could be adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries that have historically experienced a high degree of political or economic instability.

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

We have significant goodwill, which amounted to 15.0% and 13.2% of our total assets as of June 30, 2016 and December 31, 2015, respectively. Our acquisition of Boundless Nutrition in April 2016 increased this amount and any future acquisitions, including that of Crisps, could also increase this amount. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. In accordance with GAAP, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units are less than their carrying amounts as a basis to determine whether it is necessary to perform the two-step goodwill impairment test, which we perform annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Future events that may trigger impairment include, but are not limited to, significant adverse change in customer demand, the business climate or a significant decrease in expected cash flows. When impaired, the carrying value of goodwill is written down to fair value. In the event that an impairment to goodwill is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for further information.

An impairment of indefinite-lived intangibles could materially adversely affect our net income.

We have significant indefinite-lived intangible assets, which amounted to 59.2% and 59.2% of our total assets as of June 30, 2016 and December 31, 2015, respectively. Our acquisition of Boundless Nutrition in April 2016 increased this amount and any future acquisitions, including that of Crisps, could also increase this amount. Indefinite-lived intangibles are tested for impairment annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of the indefinite-lived intangible assets may not be recoverable. When impaired, the carrying value of indefinite-lived intangible assets is written down to fair value. In the event that an impairment is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for further information.

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
As of June, 2016, our directors, officers and holders of 10% or more of our outstanding stock beneficially owned, in the aggregate, approximately 59.4% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of the principal stockholders. As a result of these ownership positions, these stockholders could take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power held by the principal stockholders may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with the interests of other stockholders.

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

As of June 30, 2016, we had outstanding 74,798,232 shares of our common stock, including 3,956,063 shares of restricted stock. In the future we may sell additional shares of our common stock or securities convertible into our common stock to raise capital or issue additional shares of our common stock or securities convertible into our common stock as consideration for future acquisitions, which would dilute the voting power and ownership percentage of our stockholders. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that such future issuances might have on the market price for our common stock. The issuance and sale of substantial amounts of our common stock or securities convertible into our common stock, or the perception that such issuances and sales may occur, could also materially and adversely affect the market price of our common stock and impair our ability to raise capital through the issuance of additional equity securities.

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

Amplify Snack Brands, Inc.
Date: August 9, 2016	/s/ Brian Goldberg
Brian Goldberg
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1 *	Fifth Amendment to the Credit Agreement, dated as of June 30, 2016 by and among the Company, SkinnyPop Popcorn LLC, the lenders party thereto and Jefferies Finance LLC.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Amplify Snack Brands, Inc. (File No. 001-37530) filed on July 1, 2016.

**
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.