Form 10-Q
period 2016-09-30
Amplify Snack Brands, INC
filed 2016-11-14
CIK 1640313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes  ☐  No  ☒
As of November 9, 2016, there were 76,784,345 shares of the registrant’s common stock outstanding.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$17,187	$18,751
Accounts receivable, net of allowances of $8,481 and $2,272, respectively	39,740	11,977
Inventories	18,943	6,829
Other current assets	8,563	1,293
Total current assets	84,433	38,850
Property and equipment, net	51,959	2,153
Other assets:
Goodwill	177,541	47,421
Intangible assets, net	557,614	269,468
Other assets	55	40
Total assets	$871,602	$357,932
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,959	$9,302
Accrued liabilities	14,856	5,230
Senior term loan- current portion	6,000	12,750
Founder contingent consideration	2,197	25,197
Tax receivable obligation- current portion	6,594	6,632
Notes payable, net- current portion	984	—
Other current liabilities	4,675	217
Total current liabilities	67,265	59,328
Long-term liabilities:
Senior term loan, net	572,281	181,704
Revolving credit facility, net	4,144	—
Notes payable, net	6,642	3,757
Net deferred tax liabilities	62,277	5,115
Tax receivable obligation	89,498	89,498
Other liabilities	5,806	3,107
Total long-term liabilities	740,648	283,181
Commitment and contingencies (Note 11)
Shareholders' Equity:
Common stock, $0.0001 par value, 375,000,000 shares authorized at September 30, 2016 and December 31, 2015 and 76,881,921 and 74,843,470 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	8	8
Additional paid in capital	39,273	793
Common stock held in treasury, at par, 3,504,521 and 4,991,858 shares at September 30, 2016 and December 31, 2015, respectively	—	(1)
Retained earnings	33,438	14,623
Accumulated other comprehensive loss	(9,030)	—
Total shareholders' equity	63,689	15,423
Total liabilities and shareholders' equity	$871,602	$357,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands, except shares outstanding and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$67,982	$45,914	$182,193	$137,543
Cost of goods sold	35,646	20,260	88,891	60,787
Gross profit	32,336	25,654	93,302	76,756
Sales & marketing expenses	8,903	5,146	22,551	13,780
General & administrative expenses	15,971	16,068	27,688	37,085
Gain on change in fair value of contingent consideration	(505)	—	(505)	—
Total operating expenses	24,369	21,214	49,734	50,865
Operating income	7,967	4,440	43,568	25,891
Interest expense	5,636	3,311	11,788	9,324
Other income	(4,221)	—	(4,221)	—
Loss on extinguishment of debt	1,100	—	1,100	—
Income before income taxes	5,452	1,129	34,901	16,567
Income tax expense	3,807	4,118	16,086	11,092
Net income (loss)	$1,645	$(2,989)	$18,815	$5,475

Other comprehensive (loss) income:
Foreign currency translation adjustments	(9,030)	—	(9,030)	—
Comprehensive (loss) income	$(7,385)	$(2,989)	$9,785	$5,475

Basic and diluted earnings per share	$0.02	$(0.04)	$0.25	$0.07

Weighted average shares outstanding:
Basic	75,455,047	74,982,461	75,032,287	74,707,855
Diluted	75,557,760	74,982,461	75,094,446	74,707,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders' Equity
(unaudited, in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Total
	Shares	Amount		Shares	Amount
BALANCE—December 31, 2014	75,000,000	$8	$116,423	7,411,263	$(1)	$4,738	$121,168
Net income	—	—	—	—	—	5,475	5,475
Capital distributions	—	—	(22,285)	—	—	—	(22,285)
Issuance of tax receivable agreement	—	—	(96,090)	—	—	—	(96,090)
Vesting of restricted stock awards	—	—	—	(1,668,073)	—	—	—
Equity-based incentive compensation	—	—	2,073	—	—	—	2,073
BALANCE—September 30, 2015	75,000,000	$8	$121	5,743,190	$(1)	$10,213	$10,341

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
BALANCE—December 31, 2015	74,843,470	$8	$793	4,991,858	$(1)	$14,623	$—	$15,423
Net income	—	—	—	—	—	18,815	—	18,815
Issuance of common shares as consideration	2,083,689	1	35,318	—	—	—	—	35,319
Vesting of restricted stock awards	—	—	—	(1,442,099)	—	—	—	—
Forfeiture of restricted stock awards	(45,238)	(1)	—	(45,238)	1	—	—	—
Equity-based incentive compensation	—	—	3,162	—	—	—	—	3,162
Foreign currency translation adjustments	—	—	—	—	—	—	(9,030)	(9,030)
BALANCE—September 30, 2016	76,881,921	$8	$39,273	3,504,521	$—	$33,438	$(9,030)	$63,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$18,815	$5,475
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	814	206
Amortization of intangible assets	3,433	3,165
Amortization of deferred financing costs and debt discounts	888	627
Deferred income taxes	2,419	7,026
Equity-based compensation expense	3,972	2,435
Founder contingent compensation	—	13,805
Loss on disposal of property and equipment	39	—
Loss on extinguishment of debt	1,100	—
Gain on change in fair value of contingent consideration	(505)	—
Tax receivable agreement non-cash item	(38)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(5,801)	(1,663)
Inventories	(2,590)	536
Other assets	(4,301)	(2,239)
Accounts payable	2,363	738
Accrued and other liabilities	73	824
Payments of founder contingent compensation	(23,000)	—
Net cash (used in) provided by operating activities	(2,319)	30,935
Investing activities:
Acquisition of Tyrrells, net of cash acquired	(365,616)	—
Acquisition of Boundless Nutrition, net of cash acquired	(16,521)	—
Acquisition of Paqui, net of cash acquired	—	(7,830)
Acquisition of property and equipment	(2,980)	(626)
Net cash used in investing activities	(385,117)	(8,456)
Financing activities:
Capital distributions	—	(22,285)
Term loan borrowings	593,420	7,500
Payments on term loans	(197,313)	(7,625)
Draws on revolving credit facilities	20,500	15,000
Payments on revolving credit facilities	(15,000)	(13,500)
Deferred financing costs	(15,517)	(284)
Net cash provided by (used in) financing activities	386,090	(21,194)
Effect of exchange rate changes on cash and cash equivalents	(218)	—
(Decrease) increase in cash and cash equivalents	(1,564)	1,285
Cash and cash equivalents—Beginning of period	18,751	5,615
Cash and cash equivalents—End of period	$17,187	$6,900

Supplemental disclosure of cash flow information:
Income taxes paid	$14,555	$6,887
Interest paid	$7,616	$8,633
Non-cash investing and financing activities during the period:
Issuance of common shares as consideration	$35,319	$—
Issuance of tax receivable agreement	$—	$96,090
Issuance of notes payable as consideration	$3,777	$3,715
Contingent consideration	$1,085	$390
Acquisition of property and equipment via financing	$—	$833

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

Refer to Note 9 for additional details regarding the Company's IPO and secondary public offering.
Crisps Topco Limited Acquisition
On September 2, 2016, the Company completed its acquisition of Crisps Topco Limited (“Tyrrells”), a company incorporated under the laws of England and Wales, which owns the Tyrrells international portfolio of premium snack brands, through Thunderball Bidco Limited (the “Purchaser”), a direct, wholly-owned subsidiary of the Company. The acquisition was completed pursuant to a Share Purchase Agreement (the “Purchase Agreement”) with SkinnyPop Popcorn LLC, a direct wholly-owned subsidiary of the Company (the “Purchaser Guarantor”), Crisps Holdings Limited, a company incorporated under the laws of the Cayman Islands (the “Institutional Seller”) and individual selling equityholders (the “Management Sellers”). The Company acquired all of the outstanding equity interests of Tyrrells for total consideration of approximately $416.4 million. Refer to Note 3 for more details regarding this transaction.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, the interim condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and September 30, 2015, the interim condensed consolidated statement of shareholders' equity for the nine months ended September 30, 2016 and September 30, 2015, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and September 30, 2015, are unaudited.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Statements
The accompanying unaudited interim condensed consolidated financial statements of Amplify Snack Brands, Inc. (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended December 31, 2015, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, with the exception of retrospective adoption of ASU 2015-03 as discussed herein, necessary for the fair presentation of the financial position as of September 30, 2016 and results of our operations for the three and nine months ended September 30, 2016 and September 30, 2015, and cash flows for the nine months ended September 30, 2016 and September 30, 2015. The interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2016. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future periods.

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
Foreign Currency
The financial statements of our foreign subsidiaries are translated to U.S. Dollars. The functional currency of our foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. Dollars at period-end exchange rates. Income and expense items are translated at the average rates prevailing during the period. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses. Our transaction gains and losses are reflected in earnings in our consolidated statements of comprehensive income. The cumulative translation adjustment in accumulated other comprehensive income loss reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

Segment Reporting
On September 2, 2016, the Company acquired Tyrrells, which owns an international portfolio of premium snack brands. The Company is currently evaluating how the Tyrrells business will be integrated into the Company's current operations and whether the acquisition will qualify as a separate reportable segment(s). The Company will make a determination over the next quarter and disclose the impact in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Currently, the Company's operating segments are aggregated into one reportable segment because they have similar economic characteristics and meet the other aggregation criteria within the accounting standard on segment reporting, including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate. Our chief executive officer is considered to be our chief operating

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

decision maker. He currently reviews our operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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
The following table presents liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2016	December 31, 2015
Liabilities:
Founder contingent compensation	$2,197	$25,197
Contingent consideration (1)	2,491	1,911
Total liabilities	$4,688	$27,108
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
The obligation totaled $25.2 million at December 31, 2015, which consisted of $18.5 million in remaining payments based on the Company's achievement of certain contribution margin benchmarks defined in the employment agreements, and $6.7 million based on estimated tax savings to the Company associated with the tax deductibility of

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

the payments under these employment agreements. In March 2016, the Company paid $23.0 million of the Founder Contingent Compensation obligation, leaving a remaining obligation of $2.2 million, which the Company satisfied with a final payment in October 2016. Refer to Note 10 for additional details regarding the founders' employment agreements.
The following table summarizes the Level 3 activity related to the Founder Contingent Compensation (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of the period	$25,197	$6,936
Charge to expense	—	13,805
Payment	(23,000)	—
Balance at end of the period	$2,197	$20,741
Contingent Consideration
In connection with the acquisition of Boundless Nutrition, LLC (“Boundless Nutrition”) in April 2016, payment of a portion of the purchase price is contingent upon the achievement for the year ended December 31, 2018 ("Boundless Earn-out Period") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of Boundless Nutrition (see Notes Payable discussion below for additional details). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $1.7 million. At September 30, 2016, the Company adjusted the fair value of the contingent consideration to be approximately $1.1 million, based on a change in estimate used in the fair value calculation as of the acquisition date. This adjustment resulted in a decrease to goodwill and intangible assets on the accompanying condensed consolidated balance sheet. The Company is required to reassess the fair value of the contingent consideration at each reporting period. As of September 30, 2016, the Company has finalized the valuation of the acquired intangible assets (see Note 3).
In connection with the acquisition of Paqui, LLC (“Paqui”) in April 2015, payment of a portion of the purchase price is contingent upon the achievement for the year ended December 31, 2018 ("Paqui Earn-out Period" and with the Boundless Earn-out Period, the "Earn-out Periods") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of Paqui (see Notes Payable discussion below for additional details). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $0.4 million (see Note 3) and the Company is required to reassess the fair value of the contingent consideration at each reporting period. At December 31, 2015, the Company remeasured the fair value of the contingent consideration to be approximately $1.9 million, based on a revised forecast of Paqui operating results for the Paqui Earn-out Period. At September 30, 2016, the Company remeasured the fair value of the contingent consideration to be approximately $1.4 million, based on a revised forecast of Paqui operating results for the Paqui Earn-out Period. These adjustments resulted in an increase to net earnings of $0.5 million on the accompanying condensed consolidated statement of comprehensive income.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Level 3 activity related to the Contingent Consideration (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of the period	$1,911	$—
Fair value of contingent consideration at acquisition date	1,085	390
Gain on change in fair value of contingent consideration	(505)	—
Balance at end of the period	$2,491	$390
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
Inventories
In our North America operations, inventories are valued at the lower of cost or market using the weighted-average cost method. The Company procures certain raw material inputs and packaging from suppliers and contracts with third-party firms to assemble and warehouse finished product. The third-party co-manufacturers invoice the Company monthly for labor inputs upon the production or shipment of finished product during that period.
In our international operations, inventories are valued at the lower of cost or market using the first-in, first-out method. The Company owns the manufacturing facilities used for production. The costs of finished goods inventories include raw materials, direct labor, indirect production, and overhead costs.
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
Recognition of Net Sales, Sales Incentives and Trade Accounts Receivable
The Company offers its customers a variety of sales and incentive programs, including price discounts, coupons, slotting fees, in-store displays and trade advertising. Slotting fees are capitalized and amortized over the greater of twelve months or the life of the agreement and recorded as a reduction in net sales. Capitalized slotting fees are evaluated for impairment on an ongoing basis. The costs of the remaining programs are recognized at the time the related sales are recorded and are classified as a reduction in net sales. These program costs are estimated based on a number of factors including customer participation and performance levels.
As of September 30, 2016 and December 31, 2015, the Company recorded total allowances related to sales and incentive programs against trade accounts receivable of approximately $8.5 million and $2.3 million, respectively. Acquisition of Tyrrells in September 2016 contributed $6.4 million. Recoveries of receivables previously written off are recorded when received.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Concentration Risk
Customers with 10% or more of the Company’s net sales consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer:
Costco	22%	29%	26%	32%
Sam's Club	10%	18%	13%	17%
As of September 30, 2016, Costco and Sam’s Club represented 10% and 4%, respectively, of the accounts receivable balance outstanding. The same two customers represented 15% and 13%, respectively, of the accounts receivable balance as of December 31, 2015. The decrease in customer concentration as of September 30, 2016 is due to the Tyrrells acquisition (See Note 3 for more details). The Company outsources a significant percentage of the manufacturing of its products to a single co-manufacturer in the United States. This co-manufacturer represented 17% and 36% of the accounts payable balance as of September 30, 2016 and December 31, 2015, respectively.
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
As discussed in Note 1, in August 2015, the Company completed the Corporate Reorganization immediately prior to the Company's IPO. For purposes of computing net income per share, it is assumed that the reorganization of the Company had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in contemplation of the IPO. Accordingly, the denominators in the computations of basic and diluted net income per share for the three and nine months ended September 30, 2015, reflect the Company's reorganization.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$1,645	$(2,989)	$18,815	$5,475
Less: net (income) loss attributable to participating securities	(83)	252	(1,078)	(495)
Net income (loss) attributable to common shareholders	1,562	(2,737)	17,737	4,980
Denominator:
Basic:
Basic weighted average shares outstanding	75,455,047	74,982,461	75,032,287	74,707,855
Less: participating securities	(3,802,277)	(6,312,221)	(4,300,007)	(6,754,654)
Basic weighted average common shares outstanding	71,652,770	68,670,240	70,732,280	67,953,201

Basic earnings per share	$0.02	$(0.04)	$0.25	$0.07

Diluted:
Basic weighted average shares outstanding	75,455,047	74,982,461	75,032,287	74,707,855
Unvested RSUs (1)	89,053	—	62,159	—
Unvested stock options (2)	13,660	—	—	—
Diluted weighted average shares outstanding	75,557,760	74,982,461	75,094,446	74,707,855
Less: participating securities	(3,802,277)	(6,312,221)	(4,300,007)	(6,754,654)
Diluted weighted average common shares outstanding	71,755,483	68,670,240	70,794,439	67,953,201

Diluted earnings per share	$0.02	$(0.04)	$0.25	$0.07

(1)    Excludes the weighted average impact of 373,848 and 131,848 unvested RSUs for the three and nine months ended September 30, 2016, respectively, because the effects of their inclusion would be anti-dilutive.

(2)    Excludes the weighted average impact of 87,703 and 179,174 unvested stock options for the three and nine months ended September 30, 2016, because the effects of their inclusion would be anti-dilutive.

Tax Receivable Agreement ("TRA")
As discussed in Notes 1 and 10, immediately prior to the consummation of the IPO in August 2015, the Company entered into a TRA with the former holders of units in Topco. In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The Company estimated an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA in consideration of a reduction in the Company's future U.S. federal, state and local taxes resulting from the utilization of certain tax attributes. The Company accounted for the obligation under the TRA as a dividend and elected to reduce additional paid in capital. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized in the consolidated statements of comprehensive income. Future cash payments under the TRA will be classified as a financing activity on the condensed consolidated statements of cash flows.
Recent Accounting Pronouncements
In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. This ASU is effective

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

for interim and annual periods beginning after December 15, 2017. Early application is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-15 on its financial position, results of operations, cash flows and financial statement disclosures.
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2019, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition. Additionally, this ASU provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is in the process of assessing both the method and the impact of the adoption of these ASUs on its financial position, results of operations, cash flows and financial statement disclosures.

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
3. ACQUISITION
Tyrrells Acquisition
On September 2, 2016, the Company acquired Tyrrells, an international manufacturer and distributor of BFY snacks, for total consideration of approximately $416.4 million. The Company paid approximately $381.1 million in cash and issued approximately 2.1 million shares of its common stock with an acquisition date fair value of approximately $35.3 million. Refer to Note 9 for additional information regarding equity issued as consideration for Tyrrells. The Company financed the cash portion of the transaction with proceeds from term loans totaling $600 million. Refer to Note 8 for additional details regarding the financing arrangement entered into in connection with this transaction.
This acquisition has been accounted for under the acquisition method of accounting, whereby the purchase consideration was allocated to tangible and intangible net assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents a value attributable to brand recognition associated with Tyrrells' products and position in the BFY snack category. The Company incurred approximately $8.4 million and $8.5 million of acquisition-related costs during the three and nine months ended September 30, 2016, respectively, which is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income. Since the acquisition date, Tyrrells contributed approximately $8.6 million of net sales to the Company for the three and nine months ended September 30, 2016.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has one year from the acquisition date to finalize the valuation of the acquired intangible assets, including goodwill. Management is responsible for these internal and third-party valuations and appraisals and is continuing to review the amounts and allocations. The following table summarizes the preliminary allocation of the purchase consideration for Tyrrells to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase consideration:
Cash paid as purchase consideration	$381,069
Fair value of equity issued to Sellers	35,319
Total purchase consideration	416,388
Less: cash and cash equivalents acquired	(15,451)
Total purchase price- net of cash and cash equivalents acquired	400,937
Fair value of net assets acquired and liabilities assumed:
Accounts receivable	21,690
Inventory	8,404
Property and equipment	47,923
Other assets	2,869
Indefinite-lived identifiable intangible asset- trade names	252,289
Definite-lived identifiable intangible assets- customer relationships (15-year useful life)	33,878
Accounts payable	(19,498)
Other liabilities	(15,024)
Deferred tax liabilities	(55,953)
Total fair value of net assets acquired and liabilities assumed	276,578
Excess purchase consideration over fair value of net assets acquired (goodwill)	$124,359
Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating Tyrrells into our operations. None of the goodwill recorded in this transaction is expected to be tax deductible.

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the Tyrrells acquisition and related financing activities had occurred on January 1, 2015. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) depreciation based on the fair value of acquired property and equipment; (iii) interest expense incurred in connection with incremental term loan borrowings used to finance the acquisition of Tyrrells; (iv) inclusion of equity-based compensation expense associated with equity awards granted to certain Tyrrells' employees in connection with the acquisition; and (v) inclusion of acquisition-related expenses in the earliest period presented. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and are not intended to be a projection of future results (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2016	2015	2016	2015
Net sales	$90,048	$73,747	$269,781	$212,500
Net (loss) income	$(2,345)	$(6,025)	$6,610	$(9,934)
Basic net (loss) income per share	$(0.03)	$(0.08)	$0.09	$(0.13)
Diluted net (loss) income per share	$(0.03)	$(0.08)	$0.08	$(0.13)

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Boundless Nutrition Acquisition

In April 2016, the Company acquired Boundless Nutrition, a manufacturer and distributor of BFY protein bars and cookies for total consideration of approximately $21.4 million. This acquisition has been accounted for under the acquisition method of accounting and the excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents a value attributable to brand recognition associated with Boundless Nutrition's products and position in the BFY snack category. The Company incurred approximately $0.1 million and $0.4 million of acquisition-related costs during the three and nine months ended September 30, 2016, respectively, which is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.
The Company completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition, with an adjustment to fair value of contingent consideration identified during the measurement period (see Note 2). The following table summarizes the final allocation of the purchase consideration for Boundless Nutrition to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase consideration:
Cash paid as purchase consideration	$16,651
Fair value of notes payable issued to sellers as consideration	3,776
Fair value of contingent consideration	1,085
Total purchase consideration	21,512
Less: cash and cash equivalents acquired	(129)
Total purchase price- net of cash and cash equivalents acquired	21,383
Fair value of net assets acquired and liabilities assumed:
Accounts receivable and inventory	2,046
Property and equipment	751
Other assets	178
Indefinite-lived identifiable intangible asset- trade name	9,440
Definite-lived identifiable intangible assets- customer relationships and trade name	2,160
Accounts payable	(1,111)
Other liabilities	(532)
Total fair value of net assets acquired and liabilities assumed	12,932
Excess purchase consideration over fair value of net assets acquired (goodwill)	$8,451
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the purchase consideration and final estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

4. INVENTORY

Inventories, net of reserves and provisions, consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials and packaging	$9,814	$4,433
Finished goods	9,129	2,396
Inventories, net	$18,943	$6,829
As of September 30, 2016 and December 31, 2015, we had approximately $1.0 million and $0.7 million in reserves, respectively, for finished goods deemed unsaleable and raw materials and packaging deemed obsolete. If future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Accumulated depreciation is recognized ratably over the expected useful life of the asset. Property and equipment, net consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Machinery and equipment	$39,773	$1,128
Furniture and fixtures	2,071	664
Building	5,622	—
Land	888	—
Leasehold improvements	4,949	911
Property and equipment, gross	53,303	2,703
Less: accumulated depreciation	(1,344)	(550)
Property and equipment, net	$51,959	$2,153
Depreciation expense was approximately $0.5 million and $0.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and approximately $0.8 million and $0.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Depreciation expense is included in cost of goods sold and general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Beginning balance	$47,421	$45,694
Acquired during the period (1)	132,810	1,727
Foreign currency translation	(2,690)	—
Ending balance	$177,541	$47,421

(1)     Refer to Note 3 for more details regarding goodwill recorded in connection with the Company's acquisition of
Tyrrells in September 2016, Boundless Nutrition in April 2016 and Paqui in April 2015.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Intangible assets consist of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names (1)	$468,132	$—	$468,132	$211,900	$—	$211,900
Intangible assets with finite lives:				—	—	—
Customer relationships (1)	98,935	(9,527)	89,408	63,610	(6,113)	57,497
Non-competition agreement	90	(28)	62	90	(19)	71
Trade name (1)	20	(8)	12	—	—	—
Total	$567,177	$(9,563)	$557,614	$275,600	$(6,132)	$269,468

(1)    The change in the gross carrying amount of trade names and customer relationships is the result of the Company's acquisition of Tyrrells in September 2016 and Boundless Nutrition in April 2016. Refer to Note 3 for more details.

Amortization of finite-lived intangibles was approximately $1.3 million and $1.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $3.4 million and $3.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Amortization of finite-lived intangible assets is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

The estimated future amortization expense related to finite-lived intangible assets is as follows as of September 30, 2016 (in thousands):

Remainder of 2016	$1,657
2017	6,615
2018	6,609
2019	6,609
2020	6,609
Thereafter	61,383
ASC 350, "Intangibles- Goodwill and Other", requires companies to test goodwill and indefinite-lived intangibles for impairment annually and more frequently if indicators of impairment exist. Accordingly, the Company performed its annual assessment of fair value as of July 1, 2016 for its SkinnyPop, Boundless Nutrition and Paqui reporting units and concluded there was no impairment related to goodwill and indefinite-lived intangibles.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. ACCRUED LIABILITIES
The following table shows the components of accrued liabilities (in thousands):

	September 30, 2016	December 31, 2015
Accrued income taxes	$1,028	$437
Unbilled inventory	1,953	693
Accrued commissions	434	629
Accrued bonuses	1,592	2,545
Accrued professional fees	3,717	398
Accrued interest	3,239	—
VAT	559	—
Other accrued liabilities	2,334	528
Total accrued liabilities	$14,856	$5,230

8. DEBT
Debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Term loans, net of unamortized original issue discount of $6,519 and $-0-, respectively	$593,481	$197,313
Revolving loans	5,500	—
Notes payable, net of unamortized discount of $279 and $147, respectively	7,626	3,757
Deferred financing costs, net of accumulated amortization of $189 and $1,094, respectively (1)	(16,556)	(2,859)
Total debt	590,051	198,211
Less: Current portion	(6,984)	(12,750)
Long-term debt	$583,067	$185,461

(1)
Upon adoption of ASU 2015-03, the Company is now presenting deferred financing costs, net as a reduction to the related liability in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015. As a result, the deferred financing costs, net balance of approximately $2.9 million was reclassified from Other assets to Senior term loan on the condensed consolidated balance sheet as of December 31, 2015.

New Credit Facility
In connection with the acquisition of Tyrrells, the Company entered into a Credit Agreement on September 2, 2016 (the "New Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans") and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"). The Company borrowed from the Term Loans in full to finance the acquisition of Tyrrells and pay down all outstanding indebtedness under the Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). The Company drew $5.5 million from the Revolving Loans as of September 30, 2016.
In connection with the issuance of the New Credit Facility, the Company incurred an original issue discount ("OID") of approximately $6.6 million and paid lender and legal fees of approximately $15.4 million, which are capitalized and presented as a direct reduction to the related debt instrument in the condensed consolidated balance sheets. These costs are recognized as additional interest expense over the term of the related debt instrument using the effective interest method. In addition, the Company recognized a loss on extinguishment of debt of approximately $1.1 million related to the write-off of unamortized deferred financing costs incurred under the Prior Credit Facility.
The Company must repay the Term Loans in installments of $1.5 million per quarter due on the last day of each quarter beginning with the quarter ending December 31, 2016, with the remaining balance due at maturity in a final installment

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

of $559.5 million. The Term Loans and Revolving Loans are scheduled to mature on September 2, 2023 and September 2, 2021, respectively.
In addition to the installment payments described above, the New Credit Facility includes an annual mandatory prepayment of the Term Loans from 50% of the Company's excess cash flow as measured on annual basis, with step- downs to 25% and 0% of the Company's excess cash flow if the Company's Total Leverage Ratio (as defined in the New Credit Facility), tested as of the last day of the Company's fiscal year, is less than 4.50 to 1.00 but greater than 3.75 to 1.00, and less than or equal to 3.75 to 1.00, respectively. Excess cash flow is generally defined as the Company's Consolidated Net Income (as defined in the New Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and certain restricted payments, as adjusted for changes in the Company's working capital and less other customary items.
In addition, the New Credit Facility requires mandatory prepayment of the Term Loans from the net cash proceeds of (i) certain debt issuances and (ii) certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case of this clause (ii) subject to the Company’s right in some circumstances to reinvest such proceeds in the Company’s business. Any voluntary prepayment as part of a repricing transaction shall be accompanied by a prepayment premium equal to 1.0% of the principal amount of such prepayment, if such prepayment is made on or prior to the date that is twelve months after September 2, 2016.

Interest
The Term Loans bear interest, at the Company's option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if the Company's First Lien Leverage Ratio (as defined in the New Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. The interest rate on the outstanding balance of our Term Loans and Revolving Loans was 6.50% and 6.36% per annum, respectively, at September 30, 2016.
The Company is also required to pay a commitment fee on the unused commitments under the Revolving Loans at a rate equal to 0.50% per annum with a step-down to 0.375% per annum, if the Company's First Lien Leverage Ratio is less than or equal to 3.25 to 1.00.
Guarantees
The New Credit Facility is secured by liens on substantially all the Company's assets, including a pledge of 100% of the equity interests in the Company's domestic subsidiaries and a pledge of 65% of the voting equity interests and 100% of the non-voting equity interests in the Company's direct foreign subsidiaries. All obligations under the New Credit Facility are unconditionally guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the New Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.0, initially, and decreasing to 6.25 to 1.0 over the term of the New Credit Facility. As of September 30, 2016, the Company was in compliance with our financial covenant.
The New Credit Facility contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The New Credit Facility contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company, entering into affiliate transactions and asset sales. The New Credit Facility also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other
Certain of the lenders under the New Credit Facility (or their affiliates) may provide, certain commercial banking, financial advisory and investment banking services in the ordinary course of business for the Company and its subsidiaries, for which they receive customary fees and commissions.
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
Annual maturities of debt (excluding the fair value discount of approximately $0.3 million, deferred financing costs, net of approximately $16.6 million and OID of approximately $6.6 million) as of September 30, 2016 are as follows (in thousands):

Remainder of 2016	$1,500
2017	7,000
2018	12,905
2019	6,000
2020	6,000
Thereafter	580,000
Total	$613,405

9. SHAREHOLDERS' EQUITY
Tyrrells Acquisition
The Company issued 2,083,689 shares of common stock to the Institutional Seller and Management Sellers (collectively referred to as the "Sellers") as share consideration for Tyrrells. The number of shares issued to the Sellers was based upon the calculation illustrated below:

Share consideration in pound sterling (£)	£22,000,000
Pound sterling (£) to US dollar ($) exchange rate on August 5, 2016	1.3042
Share consideration in US dollars ($)	$28,692,400
Closing stock price on August 5, 2016	$13.77
Number of common shares issued as consideration	2,083,689

Secondary Public Offering

On May 19, 2016, the Company completed a secondary public offering in which 11,500,000 common shares of the Company were sold by selling stockholders to the public at a price of $11.25 per share. The selling stockholders, which included certain of our directors, received all the proceeds from the sale of shares in the offering. The Company did not receive any proceeds from the sale of shares in the offering and incurred approximately $0.6 million of offering-

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

related expenses during the nine months ended September 30, 2016, which is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.
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
Common Stock Ownership
As of September 30, 2016, investment funds affiliated with TA Associates, L.P., a private equity entity ("TA Associates") beneficially owned 43.1% of the Company's outstanding common shares and are able to exercise a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
The Company's executive officers and directors beneficially owned 13.3% of the Company's outstanding common shares as of September 30, 2016.

10. RELATED PARTY TRANSACTIONS
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
In August 2015, the Company recorded an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA, with a corresponding reduction to additional paid in capital. The Company's first annual payment in the amount of approximately $6.6 million was paid out in October 2016. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized as a period expense in the statement of comprehensive income.

Monticello Partners LLC Lease Agreement
The Company leases office space from a related party, Monticello Partners LLC, which is wholly owned by one of the Company's shareholders. The lease agreement expires on August 31, 2017 and the Company is responsible for all taxes and utilities. Payments under this agreement were not material to the periods presented.
Future minimum lease payments for this lease, which had a non-cancelable lease term in excess of one year as of September 30, 2016, were as follows (in thousands):

Remainder of 2016	$7
2017	20
Total	$27

11. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company entered into certain supply contracts for their popcorn kernels and sunflower oil for various periods through October 2018. As of September 30, 2016, the Company’s purchase commitments remaining under these contracts totaled $29.3 million. The contracts also stipulate that if the Company fails to purchase the stated quantities within the time period specified, the Company has the option to purchase all remaining quantities under the contract, or the seller has the right to assess liquidated damages, including payment of the excess of the contract price over the market price for all remaining contracted quantities not purchased.
On April 29, 2015, the Company and a third-party co-manufacturer amended their manufacture and supply agreement dated February 27, 2014 (the “Amended Contract”). The Amended Contract extends the initial term through February 27, 2022. Pursuant to the terms of the Amended Contract, the Company is required to pay an early termination fee and is obligated to make certain annual minimum purchases from the third-party co-manufacturer. As part of the Amended Contract, the Company purchased $1.9 million of film and corrugate raw materials from the third-party co-manufacturer in June 2015.
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
Tyrrells has several operating leases for office space and manufacturing facilities which the Company assumed as part of the acquisition. These leases are non-cancellable and each have a five year term.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Rent expense from operating leases totaled approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, and approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.
As of September 30, 2016, minimum rental commitments under non-cancellable operating leases were as follows (in thousands):

Remainder of 2016	$256
2017	1,022
2018	820
2019	698
2020	695
Thereafter	2,116
Total	$5,607

Legal Matters

From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results from operations or cash flow.

12. INCOME TAXES
The Company's effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates and the amount of taxable income the Company earns. The effective tax rate was 69.8% and 46.1% for the three and nine months ended September 30, 2016, respectively. The effective tax rate was 364.7% and 66.9% for the three and nine months ended September 30, 2015, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was driven by acquisition-related costs as well as certain equity based compensation charges, both of which are not tax deductible. The effective tax rate for the three and nine months ended September 30, 2015 was driven by significant IPO-related costs as well as certain equity based compensation charges, both of which are not tax deductible.
13. EQUITY-BASED COMPENSATION
In July 2015, the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the "2015 Plan") was adopted by the Company's board of directors, approved by the Company's stockholders and became effective immediately prior to the consummation of the Company's IPO in August 2015. The 2015 Plan provides for the grant of various equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company and its subsidiaries. The types of awards that may be granted under the 2015 Plan include incentive stock options, non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") and other equity-based awards. The Company initially reserved 13,050,000 shares of common stock for issuance under the 2015 Plan, which is subject to certain adjustments for changes in the Company's capital structure, as defined in the 2015 Plan. As of September 30, 2016, 4,007,388 shares were available for issuance under the 2015 Plan.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.3 million and $0 for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0 for the nine months ended September 30, 2016 and 2015, respectively. The fair value of stock option awards are estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

Nine Months Ended September 30, 2016
Expected volatility (1)	26% - 34%
Expected dividend yield (2)	—%
Expected option term (3)	5 years
Risk-free interest rate (4)	1.16% - 1.45%

(1)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a five-year look back period ending on the grant date.

(2)	We have not paid and do not anticipate paying a cash dividend on our common stock.

(3)
We utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(4)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2016:

	Number of Options		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016	150,000		9.22	$10.72	$3.50
Granted	342,667		9.61	12.64	4.05
Exercised	—		—	—	—
Forfeited	(150,000)	(1)	9.22	10.72	3.50
Outstanding as of September 30, 2016	342,667		9.61	$12.64	$4.05
Exercisable as of September 30, 2016	37,500	(1)

(1)
In September 2016, the Company accelerated vesting of 37,500 options concurrent with the termination of an employee and the original award of 150,000 options was forfeited. As a result, the Company reversed equity-based compensation expense of approximately$0.1 million previously recognized for the original unvested award and recognized equity-based compensation expense of approximately $0.3 million equal to the fair value of the modified award.

As of September 30, 2016, the total compensation cost related to nonvested stock options not yet recognized was approximately $1.0 million with a weighted average remaining period of 2.59 years over which it is expected to be recognized. The aggregate intrinsic value of outstanding stock options at September 30, 2016 was approximately $1.2 million.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Units ("RSUs")
The Company awards RSUs to certain employees under the 2015 Plan, which vest over a three or four year period. RSUs that vest over a three year period are subject to the following time-based vesting conditions, 33.333% on the first anniversary of the grant date, and thereafter, 2.778% on the monthly anniversary of the grant date for the remaining 24 months, subject to continued service through each applicable vesting date. RSUs that vest over a four year period are generally subject to the following time-based vesting conditions, 25% on the first anniversary of the grant date, and thereafter, 6.25% on the quarterly anniversary of the grant date for the remaining 36 months, subject to continued service through each applicable vesting date. Upon a termination of service relationship by the Company, all unvested units will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2015 Plan.
The fair value of RSUs is calculated based on the closing market value of the Company’s common stock on the date of grant. The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.7 million and $0 for the three months ended September 30, 2016 and 2015, respectively, and approximately $1.0 million and $0 for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes the activity of the Company's unvested RSUs for the nine months ended September 30, 2016:

	Number of RSUs		Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	98,500		$12.65
Issued	1,404,200	(1)	16.30
Forfeited	(12,250)		12.65
Vested	—		—
Unvested as of September 30, 2016	1,490,450		$16.09
(1)    The Company granted certain employees of Tyrrells and its subsidiaries RSUs under the 2015 Plan covering approximately 1.2 million shares of the Company's common stock.

As of September 30, 2016, the total compensation cost related to unvested RSUs not yet recognized was approximately $23.0 million with a weighted average remaining period of 3.77 years over which it is expected to be recognized.

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
The fair value of these equity awards is amortized to equity-based compensation expense over the vesting periods described above, which totaled approximately $0.9 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively, and $2.6 million and $2.4 million for the nine months ended September 30, 2016 and

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

2015, respectively. Equity-based compensation expense is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

The following table summarizes the activity of the Company's unvested RSAs for the nine months ended September 30, 2016:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	4,991,858	$1.45
Issued	—	—
Forfeited	(45,238)	1.21
Vested	(1,442,099)	1.52
Unvested as of June 30, 2016	3,504,521	$1.43

As of September 30, 2016, the total compensation cost related to unvested RSAs not yet recognized was approximately $6.3 million with a weighted average remaining period of 1.92 years over which it is expected to be recognized.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. DERIVATIVE FINANCIAL INSTRUMENTS
The Company entered into a foreign currency option contract in August 2016, to hedge its exposure to currency fluctuations in connection with the anticipated acquisition of Tyrrells, because the purchase price was denominated in pounds sterling (£). The Company subsequently terminated this foreign currency option contract and entered into a forward currency exchange contract to purchase £278 million at a US dollar to pound sterling forward rate of 1.3157. In connection with the acquisition of Tyrrells on September 2, 2016, the Company settled this forward currency exchange contract and recorded a gain of approximately $3.6 million, representing the difference between the forward rate of 1.3157 and the spot rate on the settlement date. The Company did not designate this forward currency exchange contract as a cash flow hedge for accounting purposes and the resulting gain was recognized within other income in the accompanying condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016.

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
Our Company and Our Business

Amplify Snack Brands, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company", "we", "us" and "our") is a high growth, snack food company focused on developing and marketing products that appeal to consumers’ growing preference for better-for-you ("BFY") snacks. Our anchor brand, SkinnyPop, is a highly-profitable and market-leading BFY ready-to-eat ("RTE") popcorn brand. Through its simple, major allergen-free and non-GMO ingredients, SkinnyPop embodies our BFY mission and has amassed a loyal and growing customer base across a wide range of food distribution channels in the United States. In September 2016, we acquired Crisps Topco Limited ("Tyrrells") and its international portfolio of premium BFY snack brands. This acquisition allows us to broaden our international customer reach, diversify our product and brand and realize the benefits of operating scale. In April 2015, we acquired Paqui, LLC ("Paqui"), an emerging BFY tortilla chip brand and in April 2016, we acquired Boundless Nutrition, LLC ("Boundless Nutrition"), which manufactures and distributes its Oatmega protein snack bars and Perfect Cookie products to natural, grocery, mass and foodservice retail partners across the Unites States. These acquisitions allow us to leverage our infrastructure to help us grow into adjacent snacking sub-segments with innovative BFY brands. We believe that our focus on building a portfolio of exclusively BFY snack brands differentiates us and will allow us to leverage our platform to realize material synergies across our family of BFY brands, as well as allow our retail customers to consolidate their vendor relationships in this large and growing category.
Recent Developments
As discussed more fully in Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, we acquired Tyrrells on September 2, 2016 for total consideration of approximately $416.4 million. In connection with our acquisition of Tyrrells, we entered into a Credit Agreement on September 2, 2016 (the "New Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans") and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"). We borrowed from the Term Loans in full to finance our acquisition of Tyrrells and pay off all of the outstanding indebtedness under our Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). Refer to Note 8 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for additional details regarding the New Credit Facility.
As discussed more fully in Note 9 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, we completed a secondary public offering on May 19, 2016, in which 11,500,000 common shares were sold by selling stockholders to the public at a price of $11.25 per share. We did not receive any proceeds from the sale of shares in this offering.
As discussed more fully in Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, we acquired Boundless Nutrition in April 2016 for total consideration of approximately $21.4 million. We may be required to pay additional consideration of up to $10 million in 2019, which is contingent upon the achievement of a defined contribution margin during 2018. We borrowed $12.0 million under the Prior Credit Facility and used $4.7 million of cash on hand to fund the acquisition of Boundless Nutrition.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and September 30, 2015

The following table compares our results of operations, including as a percentage of net sales, for the three months ended September 30, 2016 and 2015. Amounts are in thousands except percentage information.

	Three Months Ended September 30, 2016	% of Net Sales	Three Months Ended September 30, 2015	% of Net Sales
Net sales	$67,982	100.0%	$45,914	100.0%
Cost of goods sold	35,646	52.4%	20,260	44.1%
Gross profit	32,336	47.6%	25,654	55.9%
Sales & marketing expenses	8,903	13.1%	5,146	11.2%
General & administrative expenses	15,971	23.5%	16,068	35.0%
Gain on change in fair value of contingent consideration	(505)	(0.7)%	—	—%
Total operating expenses	24,369	35.9%	21,214	46.2%
Operating income	7,967	11.7%	4,440	9.7%
Interest expense	5,636	8.3%	3,311	7.2%
Other income	(4,221)	(6.2)%	—	—%
Loss on extinguishment of debt	1,100	1.6%	—	—%
Income before income taxes	5,452	8.0%	1,129	2.5%
Income tax expense	3,807	5.6%	4,118	9.0%
Net income (loss)	$1,645	2.4%	$(2,989)	(6.5)%

Net Sales

Net sales increased approximately $22.1 million, or 48.1%, from $45.9 million for three months ended September 30, 2015 to $68.0 million for the three months ended September 30, 2016. Our increase in net sales was primarily due to volume increases of the SkinnyPop brand driven by increased distribution and additional trade promotional support, along with the national launch of our Paqui brand in 2016 and the acquisitions of the Oatmega brand in April 2016 and the Tyrrells' international portfolio of brands on September 2, 2016. Our acquisition of the Tyrrells' international portfolio of brands contributed net sales of approximately $8.6 million for the three months ended September 30, 2016. We expect to see continued growth in net sales in 2016 when compared to 2015 for the reasons discussed above.

Cost of Goods Sold/Gross Profit

Gross profit increased approximately $6.7 million, or 26.0%, from $25.6 million for the three months ended September 30, 2015 to $32.3 million for the three months ended September 30, 2016. This increase was primarily related to the increase in net sales discussed above. Gross profit as a percentage of net sales decreased 830 basis points, from 55.9% for the three months ended September 30, 2015 to 47.6% for the three months ended September 30, 2016. The decrease in gross profit as a percentage of net sales was due primarily to our acquisition of the Tyrrells' international portfolio of brands in September 2016 and increased contribution of the Paqui and Oatmega brands, which have lower gross margin profiles than our SkinnyPop brand. We also experienced a higher level of trade promotional activity for the three months ended September 30, 2016. These decreases were slightly offset by improved rates on materials and ingredients. We expect gross profit as a percentage of net sales to decrease in 2016 when compared to 2015 for the reasons discussed above.

Sales and Marketing Expenses
Sales and marketing expenses increased approximately $3.8 million, or 73.0%, from $5.1 million for the three months ended September 30, 2015 to $8.9 million for the three months ended September 30, 2016. We experienced an increase in consumer marketing expenses to drive brand awareness and trial of our SkinnyPop, Paqui and Oatmega brands, as well as an increase in compensation expense associated with our efforts to build out our internal sales and marketing team.
Sales and marketing expenses as a percentage of net sales increased from 11.2% for the three months ended September 30, 2015 to 13.1% for the three months ended September 30, 2016. We anticipate that sales and marketing expenses will increase in both absolute dollars and as a percentage of net sales in 2016 when compared to 2015 for the reasons discussed above.
General and Administrative Expenses
General and administrative expenses decreased approximately $0.1 million, or 0.6%, from $16.1 million for the three months ended September 30, 2015 to $16.0 million for the three months ended September 30, 2016. During the three months ended September 30, 2015, we incurred approximately $4.6 million of expense related to the compensation arrangement with the founders of SkinnyPop and approximately $6.7 million of IPO-related expenses. These decreases were offset by the following increases during the three months ended September 30, 2016. We incurred approximately $8.6 million of transaction-related expenses in connection with our acquisition of Tyrrells and Boundless Nutrition. Equity-based compensation expense increased approximately $0.8 million for the three months ended September 30, 2016, in connection with the award of restricted stock units and stock options to certain employees and one non-employee during the past 12 months. Depreciation expense increased approximately $0.4 million for the three months ended September 30, 2016, driven by our recent acquisition of Tyrrells, which has manufacturing facilities in the United Kingdom, Germany and Australia. Amortization of intangible assets increased approximately $0.2 million for the three months ended September 30, 2016, associated with estimated fair values of identifiable definite-lived intangible assets acquired from Tyrrells in September 2016 and Boundless Nutrition in April 2016. Lastly, we experienced an increase in expense associated with infrastructure investments, including personnel and systems, and new administrative costs required to operate effectively as a public company. General and administrative expenses as a percentage of net sales was 35.0% for the three months ended September 30, 2015 and 23.5% for the three months ended September 30, 2016.

Gain on Change in Fair Value of Contingent Consideration

In addition to the base purchase price consideration paid at closing for Paqui in April 2015 and Boundless Nutrition in April 2016, the respective acquisition agreements require that we pay additional purchase price earn-out consideration contingent upon the achievement of a defined contribution margin during 2018. We established the fair value of contingent consideration based on the facts and circumstances that existed as of the respective acquisition dates. At each report date, we remeasure the fair value of contingent consideration based on current forecasts of Paqui and Boundless Nutrition operating results in 2018, which resulted in a non-cash gain of approximately $0.5 million for the three months ended September 30, 2016. Refer to Notes 2 and 3 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for a more detailed discussion about the Paqui and Boundless Nutrition acquisitions and the related contingent consideration.

Interest Expense

Interest expense increased approximately $2.3 million, or 70.2%, from $3.3 million for the three months ended September 30, 2015 to $5.6 million for the three months ended September 30, 2016. On September 2, 2016, we entered into a New Credit Facility, which provided for Term Loans in the aggregate principal amount of $600 million and Revolving Loans in the aggregate principal amount of $50 million. We borrowed from the Term Loans in full to finance our acquisition of Tyrrells and to pay down all outstanding indebtedness under our Prior Credit Facility. As a result of this financing activity, we incurred additional interest expense of approximately $2.2 million for the three months ended September 30, 2016, associated with a net increase in term loan borrowings of approximately $410.3 million. Refer to the Liquidity and Capital Resources section herein for additional information regarding our New Credit Facility. We anticipate interest expense will increase significantly in 2016 when compared to 2015 for the reasons described above.
Other Income
Other income for the three months ended September 30, 2016, includes a gain of approximately $3.6 million associated with the settlement of a forward currency exchange contract in September 2016, entered into in connection with our acquisition of Tyrrells. The remaining amount in other income represents gains from foreign currency transactions.

Loss on Extinguishment of Debt
We paid off all outstanding indebtedness under our Prior Credit Facility on September 2, 2016 and recognized a loss on extinguishment of debt of approximately $1.1 million, related to the write-off of unamortized deferred financing costs incurred under the Prior Credit Facility.
Income Tax Expense
Income tax expense decreased approximately $0.3 million, or 7.6%, from $4.1 million for the three months ended September 30, 2015 to $3.8 million for the three months ended September 30, 2016. The effective tax rate was 364.7% for the three months ended September 30, 2015 and 69.8% for the three months ended September 30, 2016. The decrease to the effective tax rate was primarily due to a significant amount of IPO-related costs incurred during the three months ended September 30, 2015, which were not tax deductible, partially offset with acquisition-related costs incurred during the three months ended September 30, 2016, which were also not tax deductible. We anticipate income tax expense will increase in absolute dollars in 2016 when compared to 2015 based on our business growth expectations.

Results of Operations

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

The following table compares our results of operations, including as a percentage of net sales, for the nine months ended September 30, 2016 and 2015. Amounts are in thousands except percentage information.

	Nine Months Ended September 30, 2016	% of Net Sales	Nine Months Ended September 30, 2015	% of Net Sales
Net sales	$182,193	100.0%	$137,543	100.0%
Cost of goods sold	88,891	48.8%	60,787	44.2%
Gross profit	93,302	51.2%	76,756	55.8%
Sales & marketing expenses	22,551	12.4%	13,780	10.0%
General & administrative expenses	27,688	15.2%	37,085	27.0%
Gain on change in fair value of contingent consideration	(505)	(0.3)%	—	—%
Total operating expenses	49,734	27.3%	50,865	37.0%
Operating income	43,568	23.9%	25,891	18.8%
Interest expense	11,788	6.5%	9,324	6.8%
Other income	(4,221)	(2.3)%	—	—%
Loss on extinguishment of debt	1,100	0.6%	—	—%
Income before income taxes	34,901	19.1%	16,567	12.0%
Income tax expense	16,086	8.8%	11,092	8.1%
Net income	$18,815	10.3%	$5,475	3.9%

Net Sales

Net sales increased approximately $44.7 million, or 32.5%, from $137.5 million for the nine months ended September 30, 2015 to $182.2 million for the nine months ended September 30, 2016. Our increase in net sales was primarily due to volume increases of the SkinnyPop brand driven by increased distribution and additional trade promotional support, along with the national launch of our Paqui brand in 2016 and the acquisitions of the Oatmega brand in April 2016 and the Tyrrells' international portfolio of brands on September 2, 2016. Our acquisition of the Tyrrells' international portfolio of brands contributed net sales of approximately $8.6 million for the nine months ended September 30, 2016.

Cost of Goods Sold/Gross Profit

Gross profit increased approximately $16.5 million, or 21.6%, from $76.8 million for the nine months ended September 30, 2015 to $93.3 million for the nine months ended September 30, 2016. This increase was primarily related to the increase in net sales discussed above. Gross profit as a percentage of net sales decreased 460 basis points, from 55.8% for the nine months ended September 30, 2015 to 51.2% for the nine months ended September 30, 2016. The decrease in gross profit as a percentage of net sales was due primarily to our acquisition of the Tyrrells' international portfolio of brands in September 2016 and increased contribution of the Paqui and Oatmega brands, which have lower gross margin profiles than our SkinnyPop brand. We also experienced a higher level of trade promotional activity for the nine months ended September 30, 2016. These decreases were slightly offset by improved rates on materials and ingredients.

Sales and Marketing Expenses
Sales and marketing expenses increased approximately $8.8 million, or 63.7%, from $13.8 million for the nine months ended September 30, 2015 to $22.6 million for the nine months ended September 30, 2016. The increase was due primarily to an increase in consumer marketing expenses to drive brand awareness and trial, as well as an increase in compensation expense associated with our efforts to build out our internal sales and marketing team. Sales and marketing expenses as a percentage of net sales increased from 10.0% for the nine months ended September 30, 2015 to 12.4% for the nine months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses decreased approximately $9.4 million, or 25.3%, from $37.1 million for the nine months ended September 30, 2015 to $27.7 million for the nine months ended September 30, 2016. The decrease is primarily due to the contingent compensation arrangement with the founders of the SkinnyPop brand being fully accrued as of December 31, 2015 and the incurrence of costs related to our IPO which closed in August 2015. During the nine months ended September 30, 2015, the Company recognized approximately $13.8 million of expense related to the compensation arrangement with the founders of SkinnyPop and approximately $9.4 million of IPO-related expenses. These decreases were partially offset by approximately $9.1 million in transaction-related costs incurred in connection with our acquisition of Tyrrells and Boundless Nutrition and approximately $0.6 million of costs incurred related to our secondary public equity offering, which closed in May 2016. We also experienced an increase in equity-based compensation expense of approximately $1.5 million for the nine months ended September 30, 2016, in connection with the award of restricted stock units and stock options to certain employees and one non-employee during the past 12 months. Depreciation expense increased approximately $0.6 million for the nine months ended September 30, 2016, driven by our recent acquisition of Tyrrells, which has manufacturing facilities in the United Kingdom, Germany and Australia. Amortization of intangible assets increased approximately $0.3 million for the nine months ended September 30, 2016, associated with estimated fair values of identifiable definite-lived intangible assets acquired from Tyrrells in September 2016 and Boundless Nutrition in April 2016. Lastly, we experienced an increase in expense associated with infrastructure investments, including personnel and systems, and new administrative costs required to operate effectively as a public company.

General and administrative expenses as a percentage of net sales was 27.0% for the nine months ended September 30, 2015 and 15.2% for the nine months ended September 30, 2016. We expect our general and administrative expenses to decrease significantly in both absolute dollars and as a percentage of net sales in 2016 when compared to 2015 for the reasons discussed above.

Gain on Change in Fair Value of Contingent Consideration

At each report date, we remeasure the fair value of contingent consideration based on current forecasts of Paqui and Boundless Nutrition operating results in 2018, which resulted in a non-cash gain of approximately $0.5 million for the nine months ended September 30, 2016. Refer to Notes 2 and 3 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for a more detailed discussion about the Paqui and Boundless Nutrition acquisitions and the related contingent consideration.

Interest Expense

Interest expense increased approximately $2.5 million, or 26.4%, from $9.3 million for the nine months ended September 30, 2015 to $11.8 million for the nine months ended September 30, 2016. On September 2, 2016, we entered into a

New Credit Facility which provided for Term Loans in the aggregate of $600 million and Revolving Loans in the aggregate principal amount of $50 million. We borrowed from the Term Loans in full to finance our acquisition of Tyrrells and to pay off all outstanding indebtedness under our Prior Credit Facility. As a result of this financing activity, we incurred additional interest expense of approximately $2.0 million for the nine months ended September 30, 2016, associated with a net increase in term loan borrowings of approximately $410.3 million. We also incurred additional interest expense of approximately $0.1 million related to an increase in borrowings outstanding under our revolving credit facilities during the comparable nine month periods. Lastly, we incurred additional interest expense of approximately $0.1 million associated with the issuance of notes payable to the sellers of Boundless Nutrition and Paqui in April 2016 and April 2015, respectively, and additional interest expense of approximately $0.1 million related to the first annual payment due under the Tax Receivable Agreement ("TRA").
Other Income
Other income for the nine months ended September 30, 2016, includes a gain of approximately $3.6 million associated with settlement of a forward currency exchange contract in September 2016, entered into in connection with our acquisition of Tyrrells. The remaining amount in other income represents gains from foreign currency transactions.

Loss on Extinguishment of Debt
We paid off all outstanding indebtedness under our Prior Credit Facility on September 2, 2016 and recognized a loss on extinguishment of debt of approximately $1.1 million, related to the write-off of unamortized deferred financing costs incurred under the Prior Credit Facility.
Income Tax Expense
Income tax expense increased approximately $5.0 million, or 45.0%, from $11.1 million for the nine months ended September 30, 2015 to $16.1 million for the nine months ended September 30, 2016. The effective tax rate was 66.9% for the nine months ended September 30, 2015 and 46.1% for the nine months ended September 30, 2016. The decrease to the effective tax rate was primarily due to IPO-related costs incurred during the nine months ended September 30, 2015, which were not tax deductible, slightly offset by secondary public offering costs and acquisition-related costs incurred during the nine months ended September 30, 2016, which were also not tax deductible.

Liquidity and Capital Resources
Liquidity represents our ability to generate sufficient cash from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise mainly from working capital requirements and general corporate purposes, including capital expenditures and debt service. We believe our cash on hand and cash to be provided from our operations, in addition to borrowings available under our Revolving Loans, will be sufficient to fund our contractual commitments, including with respect to the Founders Contingent Compensation and the TRA repay our obligations as required and meet our operational requirements for at least the next 12 months. Under the terms of the New Credit Facility, the Company is permitted to raise additional Revolving and Term Loans with existing and new lenders. As of September 30, 2016, $44.5 million was available for borrowing under our Revolving Loans and we had $17.2 million of cash and cash equivalents on hand.
During the nine months ended September 30, 2016, we used $23.0 million of cash on hand to pay down the Founder Contingent Compensation liability. The remaining obligation after this payment totaled $2.2 million, which we satisfied with a final payment in October 2016, after we finalized our tax savings associated with the deductibility of these payments.
In October 2016, we made the first annual payment of approximately $6.6 million under the TRA, and we expect the remaining annual payments to be significant over the next fourteen years.

Historical Cash Flow

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Cash flows (used in) provided by:
Operating activities	$(2,319)	$30,935	$(33,254)
Investing activities	(385,117)	(8,456)	(376,661)
Financing activities	386,090	(21,194)	407,284
Effect of exchange rate changes on cash and cash equivalents	(218)	—	(218)
Net (decrease) increase in cash	$(1,564)	$1,285	$(2,849)
Operating Activities
Net cash provided by operating activities was approximately $30.9 million for the nine months ended September 30, 2015 compared to net cash used in operating activities of approximately $2.3 million for the nine months ended September 30, 2016, resulting in a decrease in cash provided by operating activities of approximately $33.3 million for the comparable nine month periods. The decrease in cash provided by operating activities was primarily driven by a $23.0 million payment in March 2016 to our founders, related to their employment agreements entered into in connection with our acquisition of SkinnyPop Popcorn LLC, in July 2014. Refer to Notes 2 and 10 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for a more detailed discussion regarding this obligation. We also experienced a decrease in cash provided by operating activities associated with an increase in general corporate cash needs required to build out our internal sales, marketing and finance teams and operate effectively as a public company. Lastly, we experienced a decrease in cash provided by operating activities associated with our recent acquisitions of Tyrrells in September 2016 and Boundless Nutrition in April 2016, which both have brands with lower gross margin profiles than our SkinnyPop brand.
Investing Activities
Net cash used in investing activities increased approximately $376.7 million from approximately $8.5 million for the nine months ended September 30, 2015 to approximately $385.1 million for the nine months ended September 30, 2016.
During the nine months ended September 30, 2016, we used approximately $365.6 million to acquire Tyrrells and approximately $16.5 million to acquire Boundless Nutrition, net of cash acquired, and made capital expenditures of approximately $3.0 million. During the nine months ended September 30, 2015, we used approximately $7.8 million to acquire Paqui, net of cash acquired, and made capital expenditures of approximately $0.6 million.
Financing Activities
Net cash used in financing activities was approximately $21.2 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of approximately $386.1 million for the nine months ended September 30, 2016, resulting in an increase in cash provided by financing activities of approximately $407.3 million for the comparable nine month periods.
Net cash used in financing activities for the nine months ended September 30, 2015 included $22.3 million of distributions paid to members of TA Topco 1, LLC ("Topco"), the former parent entity of the Company, in May 2015, $7.6 million of scheduled principal payments toward the outstanding balance on our term loan and $13.5 million in pay downs on our revolving credit facility. These cash outflows were partially offset by borrowings of $22.5 million from our term loan and revolving credit facility which we used to fund the aforementioned distributions paid to members of Topco in May 2015.
During the nine months ended September 30, 2016, we borrowed from Term Loans in full under our New Credit Facility to finance our acquisition of Tyrrells and to pay off all outstanding indebtedness under our Prior Credit Facility. We received $593.4 million in proceeds from the Term Loans, net of an original issue discount ("OID") of $6.6 million, and paid lender and legal fees of approximately $15.5 million in connection with the issuance of our New Credit Facility.

We used $195.7 million in proceeds from Term Loans under our New Credit Facility to pay off outstanding indebtedness under the Prior Credit Facility.
Tax Receivable Agreement
Immediately prior to the consummation of the IPO in August 2015, we entered into the TRA, with the former holders of units in Topco.  In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The TRA generally provides for payment by us to the counterparty of 85% of the U.S. federal, state and local tax benefits realized by us and our subsidiaries from the utilization of certain tax attributes that were generated when SkinnyPop Popcorn LLC was acquired by investment funds affiliated with TA Associates in July 2014. We will retain approximately 15% of the U.S. federal, state and local tax benefits realized from the utilization of such tax attributes. We expect the payments we are required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect to be required to pay the counterparty approximately $96.1 million through 2030. We made the first annual payment of approximately $6.6 million under the TRA in October 2016. Refer to Note 10 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for additional details regarding the TRA obligation.

Indebtedness

New Credit Facility

In connection with the acquisition of Tyrrells, we entered into the New Credit Facility on September 2, 2016, which provided for Term Loans in the aggregate principal amount of $600 million and Revolving Loans in the aggregate principal amount of $50 million. We borrowed from the Term Loans in full to finance the acquisition of Tyrrells and pay down all outstanding indebtedness under the Prior Credit Facility.
We must repay the Term Loans in installments of $1.5 million per quarter due on the last day of each quarter beginning with the quarter ending December 31, 2016, with the remaining balance due at maturity in a final installment of $559.5 million. The Term Loans and Revolving Loans mature on September 2, 2023 and September 2, 2021, respectively.
In addition to the installment payments described above, the New Credit Facility includes an annual mandatory prepayment of the Term Loans from 50% of our excess cash flow as measured on annual basis, with step-downs to 25% and 0% of our excess cash flow if our Total Leverage Ratio (as defined in the New Credit Facility), tested as of the last day of our fiscal year, is less than 4.50 to 1.00 but greater than 3.75 to 1.00, and less than or equal to 3.75 to 1.00, respectively. Excess cash flow is generally defined as our Consolidated Net Income (as defined in the New Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and certain restricted payments, as adjusted for changes in our working capital and less other customary items.
In addition, the New Credit Facility requires mandatory prepayment of the Term Loans from the net cash proceeds of (i) certain debt issuances and (ii) certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case of this clause (ii) subject to our right in some circumstances to reinvest such proceeds in the business. Any voluntary prepayment as part of a repricing transaction shall be accompanied by a prepayment premium equal to 1.0% of the principal amount of such prepayment, if such prepayment is made on or prior to the date that is twelve months after September 2, 2016.

Interest

The Term Loans bear interest, at our option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if our First Lien Leverage Ratio (as defined in the New Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. The interest rate on the outstanding balance of our Term Loans and Revolving Loans was 6.50% and 6.36% per annum, respectively, at September 30, 2016.

We are also required to pay a commitment fee on the unused commitments under the Revolving Loans at a rate equal to 0.50% per annum with a step-down to 0.375% per annum, if our First Lien Leverage Ratio is less than or equal to 3.25 to 1.00.

Guarantees

The New Credit Facility is secured by liens on substantially all of our assets, including a pledge of 100% of the equity interests in our domestic subsidiaries and a pledge of 65% of the voting equity interests and 100% of the non-voting equity interests in our direct foreign subsidiaries. All obligations under the New Credit Facility are unconditionally guaranteed by substantially all of our direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.
Covenants
As of the last day of any fiscal quarter, the terms of the New Credit Facility require us (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.0, initially, and decreasing to 6.25 to 1.0 over the term of the New Credit Facility. As of September 30, 2016, we were in compliance with our financial covenants.
The New Credit Facility contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The New Credit Facility contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company, entering into affiliate transactions and asset sales. The New Credit Facility also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

Other
Certain of the lenders under the New Credit Facility (or their affiliates) may provide, certain commercial banking, financial advisory and investment banking services in the ordinary course of business for us and our subsidiaries, for which they receive customary fees and commissions.
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
Contractual Obligations and Other Commitments

Except as discussed in Notes 8, 10 and 11 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2015.

Off Balance Sheet Arrangements

At September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, for each of the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$1,645	$(2,989)	$18,815	$5,475
Non-GAAP adjustments:
Interest expense	5,636	3,311	11,788	9,324
Income tax expense	3,807	4,118	16,086	11,092
Depreciation	539	98	814	206
Amortization of intangible assets	1,279	1,064	3,433	3,165
Equity-based compensation expense	1,803	997	3,972	2,435
Loss on extinguishment of debt	1,100	—	1,100	—
Gain on change in fair value of contingent consideration	(505)	—	(505)	—
Other income (1)	(4,221)	—	(4,221)	—
Founder contingent compensation	—	4,602	—	13,805
Transaction-related expenses:
IPO-related expenses (2)	—	6,715	—	9,352
Secondary offering-related expenses (3)	—	—	615	—
Acquisition-related expenses (4)	9,024	67	9,498	462
Executive recruitment (5)	—	127	—	742
Recapitalization expenses (6)	—	—	—	91
Adjusted EBITDA	$20,107	$18,110	$61,395	$56,149

(1)
Includes a gain of approximately $3.6 million, recognized in September 2016 associated with the settlement of a forward currency exchange contract entered into in connection with our acquisition of Tyrrells. The remaining amount in other income represents gains from foreign currency transactions.

(2)	Includes performance bonuses and related payroll taxes paid to employees upon the completion of the IPO, a financial advisory fee paid to an advisor in connection with the IPO, and legal, accounting, consulting, printing, filing and listing fees paid in connection with the IPO process.

(3)	Includes legal, accounting, printing and filing fees paid in connection with our secondary equity public offering, which closed in May 2016.

(4)
Includes legal, accounting, consulting and ratings agency fees along with severance expenses and integration costs incurred in connection with our acquisition of Tyrrells in September 2016, Boundless Nutrition in April 2016 and Paqui in April 2015.

(5)	Represents the recognized expense associated with sign-on and retention bonuses for certain executive hires and certain recruiting fees.

(6)	Represents the expenses we incurred in connection with a distribution paid in May 2015 to members of the former parent entity of the Company.

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
Interest Rate Risk
As discussed more fully in Note 8 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, our New Credit Facility is comprised of Term Loans and Revolving Loans which bear interest at a variable rate. We currently do not engage in any interest rate hedging activity but are assessing our options to effectively manage this risk in the future. As a result, a change in interest rates will impact interest expense and cash flows. Based upon our variable rate debt outstanding at September 30, 2016, a hypothetical 1% increase or decrease in interest rates would have affected our annual interest expense by approximately $2.0 million.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to a change in interest rates.
Foreign Exchange Risk
As a result of our acquisition of Tyrrells on September 2, 2016, we are now exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. We do not currently utilize foreign currency derivative contracts to manage foreign exchange risk but are assessing our options to effectively manage this risk in the future. No other material changes have occurred in relation to foreign exchange risk as described in our 2015 Annual Report on Form 10-K.

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

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting

We acquired Tyrrells on September 2, 2016. We have begun the process to integrate the operations of Tyrrells into our overall system of internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described in our 2015 Annual Report on Form 10-K.

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

A substantial majority of our sales are generated from a limited number of distributors and retailers, which we refer to as customers. For the three and nine months ended September 30, 2016, sales to our two largest customers, Costco and Sam’s Club, represented approximately 22% and 10%, and 26% and 13% of our net sales, respectively. In addition, these two customers accounted for approximately 14% of our accounts receivable as of September 30, 2016. Although the composition of our significant customers may vary from period to period, we expect that most of our net sales and accounts receivable will continue to come from a relatively small number of customers for the foreseeable future. We do not have commitments or minimum volumes that ensure future sales of our products to any of our customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. In addition, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, customers may take actions that negatively affect us. The loss of, or a reduction in sales or anticipated sales to, one or more of our most significant distributors or retailers may have a material adverse effect on our business, results of operation and financial condition.

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

The majority of our net sales for the three and nine months ended September 30, 2016 resulted from sales of our SkinnyPop products. The majority of our SkinnyPop branded net sales came from a variety of stock-keeping-units, or SKUs, under our Original flavor. Most of our secondary flavors, White Cheddar Flavor, Naturally Sweet, Sea Salt & Black Pepper and a rotational Hatch Chile flavored SKU, were first introduced in late 2013 or 2014, and Dusted Dark

Chocolate and Jalapeño, were introduced in early 2016, represent a relatively small portion of our sales. We cannot be certain that we will be able to continue to commercialize or expand distribution of our existing flavors of popcorn products or that any of our future food products and flavors will be accepted in their markets. Any inability on our part to stay current with food and consumer trends through new products could have a material adverse effect on our business performance. Because sales of our SkinnyPop products make up all of our historical profitability and cash flows, reductions in sales of these products will have an adverse effect on our profitability and ability to generate cash to fund our product development, research and development efforts or potential acquisitions.
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

We have undertaken efforts to expand our product portfolio with the recent acquisition of Tyrrells. If we do not realize the expected benefits, including synergies, from the Tyrrells acquisition, our business and results of operations will suffer.

On September 2, 2016, we completed our acquisition of Tyrrells, a company incorporated under the laws of England and Wales, which owns the Tyrrells international portfolio of premium snack brands, through Thunderball Bidco Limited (the “Purchaser”), one of our direct, wholly-owned subsidiaries.  We acquired all of the outstanding equity interests of Tyrrells for total consideration of approximately $416.4 million.

Since the acquisition of Tyrrells, our business has become significantly larger and more complex. Our future success significantly depends upon our ability to manage our expanded enterprise, including multiple locations, which pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. In order to support this expanded enterprise in the future, we need to achieve net sales from the Tyrrells business and synergies consistent with our business expectations, which may prove more difficult than currently expected.  Any failure to achieve the expected level of net sales and synergies could affect our profitability, our ability to service the debt that we took on to partially fund this acquisition, and our ability to meet the financial covenants under our New Credit Facility with our lenders.

With the acquisition of Tyrrells, we are exposed to numerous risks and uncertainties which could adversely affect our financial condition and operating results.

Strategic and transformative transactions like our recent acquisition of Tyrrells create numerous uncertainties and risks. With the consummation of the acquisition, Tyrrells became a wholly-owned subsidiary of Amplify and has significantly broadened our operations in foreign countries. This addition to our business will entail many changes, including the integration of Tyrrells and its personnel, changes in systems and employee benefit plans and management of multiple geographic locations across the world. These transition activities are complex and we may encounter unexpected difficulties, incur unexpected costs or experience business disruptions, including as a result of:

•	increased commitments for the management team, including the need to divert management's attention to integration matters, particularly if we are unable to retain key personnel;

•	difficulties realizing the revenue projections, financial benefits, synergies and other strategic opportunities anticipated in connection with the transaction;

•	our inexperience with maintaining multiple geographic locations spread out across the world;

•	challenges in leveraging our commercial expertise, which could result in unforeseen expenses and disrupt our business operations; and

•	difficulties in the assimilation and retention of employees, including key personnel responsible for the success of Tyrrells.

If any of these factors limits our ability to integrate Tyrrells into our operations successfully or on a timely basis, the expectations of future results of operations, including certain synergies expected to result from the acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the acquisition, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.

Further, the market price of our stock may decline in light of our recently completed acquisition, including if our integration of Tyrrells is unsuccessful, integration and synergies take longer than expected or the acquisition fails to achieve financial benefits to the extent anticipated by us, financial analysts or investors, or the effect of the acquisition on our post-closing financial results is otherwise not consistent with our expectations or those of our financial analysts or investors.

Our level of indebtedness and the terms of the New Credit Facility could adversely affect our operations and limit our ability to plan for or respond to changes in our business or acquire additional products for our portfolio. If we are unable to comply with restrictions in the New Credit Facility or cannot make payments on the New Credit Facility, the repayment of our indebtedness could be accelerated.

To consummate the Tyrrells acquisition, we incurred a substantial amount of additional debt, which could adversely affect our business. As of September 30, 2016, we had $613 million of total debt outstanding. In September 2016, we entered into the New Credit Facility which provided for Term Loans in the aggregate principal amount of $600 million and Revolving Loans in the aggregate principal amount of $50 million. The Term Loans and Revolving Loans had a floating interest rate of 6.50% and 6.36% per annum, respectively, at September 30, 2016. Our high level of indebtedness could adversely affect our business in the following ways, among other things:

•
make it more difficult for us to satisfy our financial obligations under our current debt obligations, or other indebtedness,  as well as our contractual and commercial commitments, and could increase the risk that we may default on our debt obligations;

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on our current debt obligations, or other indebtedness, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit the ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	limit management’s discretion in operating our business;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations.  In addition, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our indebtedness.

The New Credit Facility requires us to make certain payments of principal and interest over time and contains a number of other restrictive covenants. The New Credit Facility also contains covenants and terms limiting our ability to enter into new acquisitions, licenses, mergers, foreign investments, and to take on new debt and sell assets. The maturity date of New Credit Facility could also be accelerated in certain circumstances, including in the event of an uncured event of default as outlined in the New Credit Facility. These and other terms in the New Credit Facility have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe will be beneficial to our business.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our New Credit Facility will, and other indebtedness we incur in the future may, bear interest at variable rates exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

Exposure to United Kingdom political developments, including the outcome of the United Kingdom referendum on membership in the European Union, could have a material adverse effect on Tyrrells and therefore on us.

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

The result of the referendum means that the long-term nature of the United Kingdom's relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the United Kingdom and the European Union, which could adversely affect the results, financial condition and prospects of Tyrrells and could adversely affect our business results, financial condition and prospects as a whole.

It is currently expected that the United Kingdom government will shortly commence negotiations in connection with any exit from the European Union and will make a decision regarding the timing for giving an Article 50 notice. There is also considerable uncertainty as to whether, following any Article 50 notice being given, the arrangements for the United Kingdom to leave the European Union will be agreed upon within the two-year period and, if not, whether an extension of that time period would be agreed upon. It is also possible that the European Union will pressure the United Kingdom to exit prior to the end of the two-year period. There is also a risk of the United Kingdom's exit from the European Union being effected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects of Tyrrells and could adversely affect our business results, financial condition and prospects as a whole.

The political and economic instability created by the United Kingdom's vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on the business of Tyrrells and on our business as a whole.

Consequently, no assurance can be given as to the impact of the referendum outcome and, in particular, no assurance can be given that the result will not adversely impact the operating results, financial condition and prospects of Tyrrells and our operating results, financial condition and prospects as a whole.

We face risks associated with conducting business in foreign markets.

Since completing the acquisition of Tyrrells, we have begun making substantial sales in foreign countries. The risk of inadequate intellectual property protections and differences in packaging, labeling, food and related laws, rules and regulations are all substantial matters that need to be continually evaluated while doing business in new territories. Additionally, Tyrrells’ foreign sales and acquisitions could be adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries that have historically experienced a high degree of political or economic instability.

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

Our customers do not provide us with firm, long-term or short-term volume purchase commitments. As a result of the absence of such contracts, we could have periods during which we have no or limited orders for our products, but we will continue to have to pay our costs, including those to maintain our work force and service our indebtedness with reduced sales. We cannot assure you that we will be able to timely find new customers to supplement periods where we experience no or limited purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for our products could have a material adverse effect on our net income, cause us to incur losses or result in violations of the covenants contained in our New Credit Facility.

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

The principal ingredients to manufacture our products include, without limitation, popcorn kernels, white corn, potatoes, vegetables, sunflower oil, canola oil and seasonings. There may be a limited market supply of any of our core ingredients, including in particular the specific popcorn kernel we use in our SkinnyPop products. In addition to the market limitations of the raw materials used to make our products, we rely on a limited number of third-party suppliers to supply us with such raw materials. Although we have multiple suppliers for some of our principal ingredients, we have more limited numbers of suppliers for other principal ingredients, including two suppliers for the sunflower oil and two suppliers for the popcorn kernels used in our products. Any ordering error on our part or disruption in the supply of our principal ingredients could have a material adverse effect on our business, particularly our profitability and our margins. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply, pricing or exclusive access to raw materials from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. Additionally, we may be adversely affected if there are increases in demand for the specific raw materials we use in our products, there is a reduction in overall supply of our required raw materials or our suppliers raise their prices, stop selling to us or our third-party manufacturer or enter into arrangements that impair their abilities to provide us or our third-party manufacturer with raw materials.

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

As a food production company, all of our products must be compliant with regulations by the Food and Drug Administration, or FDA, and other international regulatory agencies, and in addition a number of our products rely on independent certification that they are non-GMO, gluten-free or Kosher. Any non-compliance with the FDA or the loss of any such certification could harm our business.

We must comply with various FDA rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. Internationally, we are subject to the laws and regulatory authorities of the foreign jurisdictions in which we manufacture and sell our products, including the Food Standards Agency in the United Kingdom and European Food Safety Authority which supports the European Commission, as well as individual country, province, state and local regulations. It is possible that regulations by these agencies and their interpretation thereof may change over time. As such, there is a risk that our products could become non-compliant with the applicable regulations and any such non-compliance could harm our business. In addition, we rely on independent certification of our non-GMO, gluten-free and Kosher products and must comply with the requirements of independent organizations or certification authorities in order to label our products as such. Currently, the FDA does not directly regulate the labeling of Kosher or non-GMO products as such. The FDA has defined the term “gluten-free” and we must comply with the FDA’s definition if we include this label on our products. Our products could lose their non-GMO and gluten-free certifications if our raw material suppliers lose their product certifications for those specified claims. We could also lose our Kosher product certification if a contract manufacturing plant is found to be in violation of required manufacturing or cleaning processes. The loss of any of these independent certifications, including for reasons outside of our control, could harm our business.

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

We purchase large quantities of raw materials, including ingredients such as popcorn kernels, white corn, potatoes, vegetables, sunflower oil, canola oil, seasonings and salt. In addition, we purchase and use significant quantities of film and corrugate to package our products. In recent periods, the prices of yellow corn (which impacts the price of popcorn kernels), white corn, canola oil, sunflower oil and fuel have been priced below their respective historical five-year averages and we have realized some benefits from these low prices in the form of reduced cost of goods sold and resulting higher gross profit margins. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade and agricultural programs. In particular, the availability, quality and cost of our specific type of popcorn kernels and sunflower oil are subject to risks inherent to farming, such as crop size, quality and yield fluctuations caused by poor weather and growing conditions, pest and disease problems and other factors beyond our control. Continued volatility in the prices of raw materials and other supplies we purchase could increase our cost of goods sold and reduce our profitability.

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

Our ability to ensure a continuing supply of our core ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow crops, the vagaries of these farming businesses (including poor harvests), changes in national and world economic conditions and our ability to forecast our ingredient requirements. The ingredients used in our products are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilences. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply of our core ingredients. In addition, we compete with other food producers in the procurement of ingredients, such as sunflower oil, which are often less plentiful in the open market than conventional ingredients. If supplies of our core ingredients are reduced or there is greater demand for such ingredients from us and others, we may not be able to obtain sufficient supply on favorable terms, or at all, which could impact our ability to supply products to distributors and retailers and may adversely affect our business, results of operations and financial condition.

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

The market for snack foods is large and intensely competitive. Competitive factors in the snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, innovation of on-trend snacks, variety of snacks offered, nutritional content, product packaging and package design. We compete in that market principally on the basis of product taste and quality, but also brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs (including Kosher, major allergen-free and gluten-free needs) against numerous multinational, regional and local companies. With the expansion of our BFY platform to include Boundless Nutrition and Tyrrells, the competition risks associated with being on-trend and satisfying consumer dietary demands will increase. Substantial advertising and promotional expenditures may be required to maintain or improve a brand’s market position or to introduce a new product to the market, and participants in our industry are engaging with new media, including consumer outreach through social media and web-based channels. Our ability to compete may be also dependent on whether our products are placed in the BFY snack aisle or in the traditional snack food aisle, or both. An increasing focus on BFY products in the marketplace will likely increase these competitive pressures within the category in future periods.

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

In April 2015, April 2016, and September 2016 we acquired Paqui, Boundless Nutrition, and Tyrrells respectively. In addition, we plan to selectively pursue acquisitions in the future to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our platform of healthier snacks. However, although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete.

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

In addition, even when acquisitions, such as the acquisition of Paqui, Boundless Nutrition, and Tyrrells are completed, integration of acquired entities can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on our personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.

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

Historical quarter-to-quarter and period-over-period comparisons of our sales and operating results are not necessarily indicative of future quarter-to-quarter and period-over-period results. The national launch of our Paqui tortilla chip brand in 2016, our acquisition of Boundless Nutrition in April 2016, and our acquisition of Tyrrells in September 2016 will limit the usefulness of comparisons to prior periods. You should not rely on the results of a single fiscal quarter or period as an indication of our annual results or our future performance.

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

The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products or components thereof (such as packaging) may be made, manufactured or sold. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in:

•	food and drug laws (including FDA regulations and other applicable regulations including those of the Food Standards Agency in the United Kingdom and the European Food Safety);

•	laws related to product labeling;

•	advertising and marketing laws and practices;

•	laws and programs restricting the sale and advertising of certain of our products;

•	laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products;

•	laws and programs aimed at discouraging the consumption of products or ingredients or altering the package or portion size of certain of our products;

•	increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, certain of our products;

•	state consumer protection and disclosure laws;

•	taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products; competition laws;

•	anti-corruption laws;

•	employment laws;

•	privacy laws;

•	laws regulating the price we may charge for our products; and

•	farming and environmental laws.

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

Our success is substantially dependent on the continued service of certain members of our senior management, including Thomas Ennis, our Chief Executive Officer ("CEO"); and Brian Goldberg, our Chief Financial Officer ("CFO"). These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers, contract manufacturers, distributors, retailers and consumers. We also depend substantially on Jason Shiver, our North America President and EVP of the Company and David Milner, our International President and EVP. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We have employment agreements with our key senior executives, including our CEO, CFO, North America President and EVP and International President and EVP. However, we do not maintain key-person life insurance with respect to any of them. We also had employment agreements with each of our founders, which expired on December 31, 2015. As discussed in more detail in Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, in March 2016 we paid the founders $23.0 million of the $25.2 million estimated obligation accrued at December 31, 2015. The remaining $2.2 million was paid out in October 2016.

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

We have recently implemented a new ERP system to provide for greater depth and breadth of functionality and effectively manage our business data, communications, supply chain, order entry and fulfillment, inventory and warehouse management and other business processes. A failure of our new system to perform as we anticipate may result in transaction errors, processing inefficiencies and sales losses, may otherwise disrupt our operations and materially and adversely affect our business, results of operations and financial condition and may harm our ability to accurately forecast sales demand, manage our supply chain and production facilities, fulfill customer orders and report financial and management information on a timely and accurate basis. Tyrrells uses different ERP systems. In addition, due to the systemic internal control features within ERP systems, we may experience difficulties that may affect our internal control over financial reporting, which may create a significant deficiency or material weakness in our overall internal controls. The risks associated with a new ERP system are greater for us as a newly public company.

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

As of September 30, 2016 and December 31, 2015, we had outstanding indebtedness in the aggregate principal amount of $613.4 million and $201.1 million, respectively. Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy. In addition, our ability to increase the uncommitted portion of our revolving facility may be limited by our debt level or other factors.

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

The Credit Agreement governing our New Credit Facility contains various covenants that impose restrictions on us that may affect our ability to operate our business if we fail to meet those covenants or otherwise suffer a default thereunder.

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

Should we be in default under any of such covenants, Jefferies Finance LLC shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then-unpaid principal and accrued but unpaid interest under the Credit Agreement and would permit lenders to foreclose upon the collateral securing the debt. As of September 30, 2016, we are in compliance with all covenants of the Credit Agreement.

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

Adverse and uncertain economic conditions may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, making it more difficult to sell our premium products. During economic downturns, it may be more difficult to convince consumers to switch to our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In particular, consumers may reduce the amount of products with no GMOs, gluten, or preservatives that they purchase when there are conventional offerings of similar products, which generally have lower retail prices. In addition, consumers may choose to purchase private-

label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. For example, during the economic downturn from 2007 through 2009, distributors and retailers significantly reduced their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

An impairment of goodwill could materially adversely affect our net income.

We have significant goodwill, which amounted to 20.4% and 13.2% of our total assets as of September 30, 2016 and December 31, 2015, respectively. Our acquisition of Tyrrells in September 2016 increased this amount and any future acquisitions, could also increase this amount. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. In accordance with GAAP, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units are less than their carrying amounts as a basis to determine whether it is necessary to perform the two-step goodwill impairment test, which we perform annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Future events that may trigger impairment include, but are not limited to, significant adverse change in customer demand, the business climate or a significant decrease in expected cash flows. When impaired, the carrying value of goodwill is written down to fair value. In the event that an impairment to goodwill is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for further information.

An impairment of indefinite-lived intangibles could materially adversely affect our net income.

We have significant indefinite-lived intangible assets, which amounted to 53.7% and 59.2% of our total assets as of September 30, 2016 and December 31, 2015, respectively. Our acquisition of Tyrrells in 2016 increased this amount and any future acquisitions could also increase this amount. Indefinite-lived intangibles are tested for impairment annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of the indefinite-lived intangible assets may not be recoverable. When impaired, the carrying value of indefinite-lived intangible assets is written down to fair value. In the event that an impairment is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for further information.

We rely on sales agents for our products and there could be a disruption in our ability to sell products to our customers if our relationship with a major sales agent is terminated.

We are represented by 25 sales agents who represent almost all of our product line to supermarkets and food stores in North America. There are a very limited number of national sales agents in the snack food industry. Our agreements with these agents are terminable by either us or them after satisfaction of a short notice period. The termination of these agreements would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers. New sales agents would also potentially face conflicts of interest with respect to their existing customers.

A determination that the employees of our current third-party manufacturer or any future third-party co-manufacturers constitute our employees could have a material adverse effect on us.

We currently outsource the manufacturing of all of our products other than Tyrrells brand products to a third-party co-manufacturer and we expect that we will continue to outsource the manufacturing of all of our products other than Tyrrells brand products to one or more third-party manufacturers in the future. We do not consider employees of these third-party manufacturers to be our employees. As such, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, provide workers’ compensation insurance or other employee-related benefits with respect to these manufacturers’ employees. Recently, there has been an increase in litigation against companies across industries claiming that certain individuals associated with outsourced business functions should be considered employees. Although we are not unique in our outsourcing of certain aspects of our business, such as manufacturing operations, to third parties, there is a risk that such claims may be brought against us. This risk would be increased to the extent that any of the employees of our third-party manufacturers work exclusively on the manufacture of our products. In the event of a determination by a court, federal or state taxing authorities or other relevant governmental authorities that the employees of our third-

party manufacturers constitute our employees, we may be adversely affected and subject to retroactive taxes and penalties.

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

As of September 30, 2016, our directors, officers and holders of 10% or more of our outstanding stock beneficially owned, in the aggregate, approximately 56.4% of our outstanding common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of the principal stockholders. As a result of these ownership positions, these stockholders could take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power held by the principal stockholders may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with the interests of other stockholders.

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

As of September 30, 2016, we had outstanding 76,881,921 shares of our common stock, including 3,504,521 shares of restricted stock. In the future we may sell additional shares of our common stock or securities convertible into our common stock to raise capital or issue additional shares of our common stock or securities convertible into our common stock as consideration for future acquisitions, which would dilute the voting power and ownership percentage of our stockholders. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that such future issuances might have on the market price for our common stock. The issuance and sale of substantial amounts of our common stock or securities convertible into our common stock, or the perception that such issuances and sales may occur, could also materially and adversely affect the market price of our common stock and impair our ability to raise capital through the issuance of additional equity securities.

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

Amplify Snack Brands, Inc.
Date: November 14, 2016	/s/ Brian Goldberg
Brian Goldberg
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement by and among Crisps Holdings Limited, individual selling equityholders, Thunderball Bidco Limited and SkinnyPop Popcorn LLC, dated August 6, 2016.	8-K	001-37530	2.1	August 8, 2016
2.2	Warranty Deed Relating to the Sale and Purchase of Crisps Topco Limited, by and among certain individual warrantors and Thunderball Bidco Limited, dated August 6, 2016.	8-K	001-37530	2.2	August 8, 2016
4.1	Amended and Restated Registration Rights Agreement, by and among the Company and certain of its stockholders.	8-K	001-37530	4.1	September 2, 2016
10.1+	2015 Stock Option and Incentive Plan, and related form agreements thereunder.	8-K	001-37530	10.1	September 2, 2016
10.2	Credit Agreement, dated as of September 2 2016, by and among the Company, certain subsidiaries of the Company, the financial institutions and agents listed therein, and Jefferies Finance LLC.	8-K	001-37530	10.2	September 2, 2016
10.3+	Employment Agreement by and between the Company and David Milner dated as of June 24, 2010, as amended August 1, 2013 and September 2, 2016.	8-K	001-37530	10.3	September 2, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

+	Indicates management contract or compensatory plan, contract, or agreement.