Form 10-K
period 2016-12-31
Amplify Snack Brands, INC
filed 2017-03-16
CIK 1640313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2016 as reported by the New York Stock Exchange on such date was approximately $448.1 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 10, 2017, there were 76,753,412 outstanding shares of the Company’s common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2016.

AMPLIFY SNACK BRANDS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

PART I

Item 1.     Business

Our Company

Amplify Snack Brands, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company", "we", "us" and "our") is a high growth, snack food company focused on developing and marketing products that appeal to consumers’ growing preference for better-for-you ("BFY") snacks. Our anchor brand, SkinnyPop, is a highly-profitable and market-leading BFY ready-to-eat ("RTE") popcorn brand. Through its simple, major allergen-free and non-GMO ingredients, SkinnyPop embodies our BFY mission and has amassed a loyal and growing customer base across a wide range of food distribution channels in the United States. In September 2016, we acquired Crisps Topco Limited ("Tyrrells Group") and its international portfolio of premium BFY snack brands. This acquisition allows us to broaden our international customer reach, diversify our product and brand portfolio and realize the benefits of operating scale. In April 2015, we acquired Paqui, LLC ("Paqui"), an emerging BFY tortilla chip brand and in April 2016, we acquired Boundless Nutrition, LLC ("Boundless Nutrition"), which manufactures and distributes its Oatmega protein snack bars and Perfect Cookie products to natural, grocery, mass and food service retail partners across the United States. These acquisitions allow us to leverage our infrastructure to help us grow into adjacent snacking sub-segments with innovative BFY brands. We believe that our focus on building a portfolio of exclusively BFY snack brands differentiates us and will allow us to leverage our platform to realize material synergies across our family of BFY brands, as well as allow our retail customers to consolidate their vendor relationships in this large and growing category.

Corporate History

On July 17, 2014, SkinnyPop Popcorn LLC was acquired by investment funds affiliated with TA Associates, L.P., a leading growth private equity firm ("TA Associates"). This transaction is hereinafter referred to as the "Sponsor Acquisition". The business of SkinnyPop Popcorn LLC prior to the Sponsor Acquisition is hereinafter referred to as the "Predecessor". The business of the Company and its consolidated subsidiaries, including SkinnyPop Popcorn LLC, following the Sponsor Acquisition is hereinafter referred to as the "Successor".

On August 4, 2015, we completed our initial public offering ("IPO") in which 15,000,000 common shares from the 75,000,000 common shares then issued, were sold by selling stockholders to the public at a price of $18.00 per share. We did not receive any proceeds from the sale of shares in this offering. In May 2016, we completed a secondary public offering, in which 11,500,000 common shares were sold by selling stockholders to the public at a price of $11.25 per share. We did not receive any proceeds from the sale of shares in this offering.

Industry Overview

Our brands primarily compete in the salty snack segment, which includes products such as potato chips, tortilla chips, popcorn, cheese snacks and pretzels. BFY brands within the salty snack segment have recently experienced a higher rate of growth relative to the overall salty snack segment. Growth in BFY snacks is driven by various factors, including the increasing importance of snacking in many consumers' diets, heightened awareness of the importance of a healthier diet, coupled with increased understanding and focus on the importance of nutrition to long-term health and wellness. Consumers are increasingly aware of their snacking choices, are demanding great tasting BFY products that can meet specific dietary requirements and are focusing on products with simple and more easily understandable ingredients.

Brand Products

Our products are comprised of our cornerstone brand, SkinnyPop, in addition to Tyrrells, Paqui, Oatmega, Thomas Chipman, the Wholesome Food Company and Lisa’s Chips. Our SkinnyPop and Tyrrells brands have established themselves in the North America region and Europe region, respectively, whereas Paqui, Oatmega, Thomas Chipman, The Wholesome Food Company and Lisa's Chips are still emerging and we believe these brands possess high growth potential within their respective markets. We refer to these brands collectively as "Emerging Brands".

The SkinnyPop brand was launched in 2010 and is one of the leading brands in the growing RTE popcorn category. SkinnyPop starts with three core ingredients: popcorn, sunflower oil and salt. The SkinnyPop portfolio is currently comprised of six flavors: Original, White Cheddar flavor, Sea Salt & Pepper, Naturally Sweet, Jalapeno and Dusted Dark Chocolate flavor. We offer our products in a variety of bag sizes and pack types which are sold across all channels. While the ingredients are simple, we have developed a unique combination of proprietary cooking processes and carefully selected premium ingredients to achieve a desirable taste profile. Additionally, our SkinnyPop products are major allergen-free, non-GMO, gluten-free, and contain no artificial flavors or preservatives, making them a tasty BFY snack. In 2016 we expanded the SkinnyPop brand beyond our core RTE product offerings and now offer microwaveable popcorn and SkinnyPop popcorn cakes. Currently our SkinnyPop product offerings are sold primarily in the United States and Canada, however with the acquisition of Tyrrells, it is our intent to expand the brand beyond North America.
In September 2016, we acquired the Tyrrells brand, based in Herefordshire, England. Tyrrells is an international manufacturer of BFY snack food businesses that manufactures and markets products in the United Kingdom, Europe, Australia and other international markets. The Tyrrells brand has a presence in snack food categories including, kettle cooked potato chips or crisps, vegetable crisps, premium popcorn and tortilla chips. Tyrrells differentiates itself in the BFY market place by leveraging its premium ingredients, proprietary cooking methods, and humorous brand personality and packaging. Tyrrells products are also made without artificial ingredients or preservatives. Tyrrells Crisps are also spun as part of the hand cooking process, which not only gives them a characteristic crunch, but also a lower fat content relative to most conventional potato chip brands. We expect to leverage our North American distribution channels to further expand the Tyrrells brand with a limited launch at select retailers in late 2017 and a full-scale launch in early 2018.
Emerging Brands
The Paqui brand was created in 2007 and acquired by us in 2015. Paqui, the name of which is derived from the Aztec word that means “to be happy”, produces tortilla chips that taste great but are also non-GMO, gluten-free, trans fats-free, cholesterol-free and contain no artificial preservatives or flavors. Paqui currently offers seven core flavors: Sea Salt Delights, Nacho Cheese Especial, Wild Wild Ranch, Roasted Jalapeño, Grilled Habanero, Cool Salsa Verde and Haunted Ghost Pepper. Paqui provides our entry point into the multi-billion dollar tortilla chip sub-category, where we believe no clear BFY market leader has emerged. In early 2016, we officially launched the Paqui brand nationally across the United States and Canada, which are currently the only two markets the product is sold.
In April 2016, we acquired Boundless Nutrition, which manufactures and distributes Oatmega protein snack bars and a line of BFY cookie products, formally branded as the Perfect Cookie. The Oatmega protein bar is currently offered in eight flavors which we will seek to expand upon in the future. We believe the Oatmega protein bar is unique as it is one of the few, if not only, protein bars that contains grass fed whey protein and uses EPA and DHA Omega 3s. Our Oatmega bars are non-GMO and certified gluten-free. The Oatmega protein bar is currently sold in the United States.
We launched a line of Oatmega Kids protein bars in four kid-friendly flavors including Chocolate Chip, Chocolate Peanut Butter, Cinnamon Roll and Peanut Butter & Jelly, to a limited number of retailers in the United States. These bars were developed specifically for kids and contain a good source of Vitamin D, E and magnesium in addition to grass-fed whey protein and EPA and DHA Omega 3s.
We also leveraged the Oatmega brand to further our growth of the BFY cookie product line with a reformulated BFY cookie under the Oatmega brand name. The Oatmega Cookie line is comprised of three flavors: Peanut Butter, Chocolate Chip and White Chocolate Macadamia. The Oatmega Cookie contains grass-fed whey protein, EPA and DHA Omega-3s and is certified gluten free.
With the acquisition of Tyrrells Group in September 2016, we acquired the Thomas Chipman and Wholesome Food Company brands, which are manufactured in Australia by our wholly-owned subsidiary Yarra Valley Snack Foods Pty. Limited ("Yarra Valley"), and Lisa’s Chips, manufactured in Germany by our wholly-owned subsidiary Aroma Snacks GmbH & Co. KG ("Aroma").
Thomas Chipman Organic Chips are certified organic and gluten free and include a range of corn chips, potato chips and vegetable chips, with over 20 product offerings. The Wholesome Food Company offers a range of innovative snacks designed to appeal to the health-conscious consumer including popcorn and legume based chips. Products sold through the Wholesome Food Company contain no artificial ingredients, and are gluten and GMO free.
Aroma Snacks manufacturers hand cooked potato chips that are sold under four brand names. Lisa's Chips, Lisa's Organic Chips, 3 Länder Chips and Mr. Jo's.
Product Innovation

Given that we compete in the global snack category, innovation is, and will continue to be, an important component of our growth strategy moving forward. Our innovation strategy is based on our ongoing research into consumers’ BFY snacking needs and preferences. We will continue to conduct extensive consumer research in order to develop successful new products including concept testing, marketing and trend analysis and consumer product testing. As part of our innovation process our product development teams collaborate with nationally recognized third-party flavor houses and product development firms for new product development. We conduct our own proprietary consumer research to identify and improve upon winning new product concepts.

Customers and Distribution

Historically, we marketed our products predominantly throughout the United States to a variety of channels including natural and conventional grocery, drug, convenience, club, mass merchandise and a variety of alternative channels. In connection with our acquisition of Tyrrells Group in September 2016, we expanded our geographic footprint into the United Kingdom, Europe, Australia and Asian markets who sell through many of the same channels that we have previously sold through. It is our intention to utilize these recently acquired sales and distribution channels to expand our anchor brand SkinnyPop to international markets as well as expand the Tyrrells brand into the North American market.

Our largest customer, Costco Wholesale, accounted for approximately 22%, 31%, 36% and 33% of our consolidated net sales for the years ended December 31, 2016 and 2015, the period from July 17, 2014 to December 31, 2014 and the period from January 1, 2014 to July 16, 2014, respectively. A second customer, Sam’s Club, an affiliate of Wal-Mart Stores, Inc., accounted for 12%,18%, 20% and 22% of our consolidated net sales for the years ended December 31, 2016 and 2015, the period from July 17, 2014 to December 31, 2014 and the period from January 1 2014 to July 16, 2014, respectively. No other customer accounted for more than 10% of our consolidated net sales for the years ended December 31, 2016 and 2015 and the period from July 17, 2014 to December 31, 2014 and the period from January 1, 2014 to July 16, 2014.

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

Marketing and Advertising

Our marketing organization is aligned by brand and is responsible for driving each brand’s growth and performance. As we continue to build out our brands, we aim to create impactful marketing communication and activation plans to drive awareness, trial and repeat purchases and cement brand loyalty. We believe we have significant opportunity to grow our business by increasing communications about our brands and product attributes to a wider audience of consumers.

Supply Chain

Raw Materials: We produce snack foods which primarily fall into five product categories: popcorn, potato chips and potato crisps, vegetable chips and vegetable crisps, tortilla chips and protein bars. The principal ingredients required to manufacture our SkinnyPop popcorn include popcorn kernels, sunflower oil, and seasonings. Our assortment of potato chip/crisp and vegetable chip/crisp offerings are primarily produced using potatoes, root vegetables, sunflower oil and a variety of seasonings. The principal ingredients within our tortilla chip offerings are ground corn, canola oil and flavor seasonings. Our protein bars are produced using a mix of grass-fed whey protein, oats and various natural ingredients. Our packaging supplies consists of flexible film, cartons, trays, card cases, pallet wrap and pouches. All of our raw materials are purchased according to rigorous standards to assure food quality and safety. These raw materials are generally available in adequate quantities from numerous sources and are often contracted out from three months up to two years. Refer to Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for more detailed information related to our purchase commitments. Our North American operations utilize at least two suppliers for all their key ingredients except for our grass-fed whey which is purchased from a large multi-national supplier. Internationally we single source many of our key ingredients but consider these ingredients to be readily available from multiple suppliers. We visit with major suppliers to procure competitively priced, quality materials that meet our standards.

Manufacturing: In North America, where we produce SkinnyPop popcorn, Paqui tortilla chips and Oatmega protein bars and cookies, we rely on independent manufacturers referred to as co-manufacturers in our industry to manufacture our products. Outsourcing allows us to operate an asset-light business model and focus our efforts on innovation, marketing and sales. Our co-manufacturers are regularly audited by third parties and are required to follow rigorous food safety guidelines. We believe our co-manufacturers have the capacity to meet our current and near-term supply needs. We monitor capacity and performance of our manufacturing partners and will qualify alternate suppliers as needed. We have two different arrangements with our co-manufacturers. For the majority of our business, we supply the raw materials and the co-manufacturer is paid an agreed-upon tolling charge for each item produced. Other co-manufacturers supply items to us for a negotiated price.

In conjunction with the Tyrrells Group acquisition, we acquired approximately 156,000 square feet of manufacturing, warehousing and office space. We maintain two manufacturing facilities in the United Kingdom, and one manufacturing facility in both Germany and Australia. Our batch fried potato crisps, which is our most significant potato crisp category, can be manufactured in all facilities, but several of our other product categories can only be manufactured at one of the six facilities.
Quality Control: Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. Product attributes, such as taste, aroma, texture and appearance are regularly monitored. Good Manufacturing Practices ("GMP") and comprehensive Food Safety programs are designed to produce a safe, wholesome product. Our suppliers are required to have equally robust processes in place and confirm their compliance with product specifications with Letters of Guaranty and Certificates of Analysis for shipments of raw materials to be used in our Products. Finally, random samples of our finished goods are sent regularly to a third-party laboratory for testing. All of our co-manufacturers and four manufacturing facilities maintain at least one form of global food safety quality standards, such as SQF, BRC, ISO 9001, IFS, ISO22000, and SQS.

Competition

We operate in a highly competitive environment and face competition in each of our product categories. We have numerous competitors of varying sizes, including manufacturers of private-label products, as well as manufacturers of other branded food products, that compete for trade merchandising support and consumer dollars. We compete with large conventional consumer packaged foods companies such as Frito Lay, Inc. and Walkers, both of which are subsidiaries of PepsiCo, Inc., The Kellogg Company, ConAgra Foods, Inc., General Mills, Inc. and Snyder’s-Lance, Inc. (including its subsidiary Kettle Foods Inc.). We also compete directly with smaller, local or regional BFY snack companies including Popcorn Indiana, Angie’s, Cliff, Luna, and Quest, as well as private-label products manufactured by retailers, some of which are our customers. An increasing focus on BFY products in the marketplace will likely increase these competitive pressures within the category in future periods.

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

Employees

As of December 31, 2016, we had approximately 550 full-time employees and 73 part-time employees, as compared to 45 employees at December 31, 2015. The increase in our headcount from December 31, 2015 is primarily related to our acquisition of Tyrrells in September 2016, which contributed 470 full-time employees and 71 part-time employees to our headcount. We are continuing to build our workforce with experienced individuals in order to serve our operations. Our Yarra Valley Snack Foods subsidiary, located in Australia is subject to collective bargaining regulations. We are currently evaluating our obligations under those regulations, including any obligation to engage employees under an Enterprise Bargaining Agreement with Yarra Valley employees. We believe our employee relations to be satisfactory.

Trademarks and Other Intellectual Property

We market and sell our products primarily under the SkinnyPop, Tyrrells, Paqui and Oatmega brand names, each of which is registered with the U.S. Patent and Trademark Office, as well as in various other non-U.S. jurisdictions. Our Tyrrells, Thomas Chipman, the Wholesome Food Company, Mr. Jo's and Lisa’s brands also maintain non-U.S. trademarks. Our trademarks are valuable assets that reinforce the distinctiveness of our brand and our consumers’

favorable perception of our products and brands. Certain of our other marks are also pending registration in U.S. and non-U.S. jurisdictions.
Our web content and the domain names, including www.amplifysnackbrands.com, www.skinnypop.com, www.tyrrellscrisp.co.uk, www.oatmega.com, www.paqui.com, www.yarravalleysnackfoods.com and www.lisachips.com are owned by us and the content is copyright protected. We also rely on unpatented proprietary expertise, recipes and formulations, continuing innovation and other trade secrets to develop and maintain our competitive position. We expect to continue to renew trademarks that are important to our business.
Government Regulation

Along with our co-manufacturers, brokers, distributors and ingredients and packaging suppliers, we are subject to extensive laws and regulations in the United States by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of our products include, among others, the FTC, the FDA, the USDA, Food Safety Inspection Service, the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States.

Our operations and products are also subject to foreign and provincial regulation and oversight by governmental agencies in the countries in which we operate, including the Food Standards Agency in the United Kingdom, the European Food Safety Authority in the European Commission, the Federal Ministry of Food Agriculture and Consumer Protection (BMELV) in Germany, the Department of Agriculture and Water Resources in Australia and the Canadian Food Inspection Agency and the Ministry of Agriculture in Canada, which regulate the processing, packaging, storage, distribution, advertising and labeling of the products we manufacture, including food safety standards. We have been, and we may be, required to alter certain products to comply with foreign or other regulatory standards.

We are subject to U.S and foreign labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our contract co-manufacturers, distributors and suppliers, also are subject to various laws and regulations relating to environmental protection and worker health and safety matters.

We monitor changes in these laws and believe that we presently comply in all material respects with the foregoing laws and regulations. There can be no assurance, however, that future compliance with such laws or regulations will not have a material adverse effect on our business, results of operations and financial condition.

We may be subject to additional laws or regulations administered by the FDA, the USDA or other federal, state, or foreign regulatory authorities, the repeal of laws or regulations, or more stringent interpretations or enforcements of current laws or regulations, from time to time in the future. We cannot predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional government regulations or administrative orders, when and if promulgated, would have on our business in the future. Such laws could, however require the reformulation of products, the recall, withholding or discontinuance of products, the imposition of additional record keeping requirements, the revision of labeling, advertising or other promotional materials, and changes in the level of scientific substantiation needed to support claims. Any or all such government actions could have a material adverse effect on our business, results of operations and financial condition.

Segment Information

On September 2, 2016, the Company completed the acquisitions of Tyrrells Group, a diversified international company that manufactures and markets BFY snack foods. As a result of this transaction, management determined that it operates in two operating and reportable segments. Our North America and International segments both operate in the large and growing global snack food category and whose brands and products are offered in the natural and conventional grocery, drug, convenience, food service, club, mass merchandise and other channels. The two snack food segments are reported separately based on differences in manufacturing and distribution methods and economic characteristics. We consider our chief executive officer to be our chief operating decision maker ("CODM") because he regularly reviews operating results of the North America and International segments for purposes of allocating resources and evaluating financial performance. Net sales and operating income are the primary performance measures used by our CODM for purposes of allocating resources and evaluating financial performance of our segments, along with non-cash items such as depreciation and amortization.

Certain expenses such as administrative costs required to operate effectively as a public company, professional fees, corporate-related insurance costs, personnel costs of our executive team, and certain individuals within our finance and human resource departments have been excluded from our individual segments profitability measures, along with transaction-related expenses that are not part of revenue generating activities. For purposes of our segment results, revenue is attributed to individual geographies on the basis of the physical location of where the sales occur. Prior to our acquisition of Tyrrells Group, we operated as one segment with all of our business primarily conducted in North America.

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

A substantial majority of our sales are generated from a limited number of distributors and retailers, which we refer to as customers. For the year ended December 31, 2016, sales to our two largest customers, Costco and Sam’s Club, represented approximately 26% and 14% of our North America segment's net sales, respectively, and 22% and 12% of our consolidated net sales, respectively. Within our International segment, one customer represented 11% of the segment's net sales for the year ended December 31, 2016, none of which comprised more than 10% of our consolidated net sales. In addition, Costco and Sam's accounted for approximately 12% of our consolidated accounts receivable as of December 31, 2016. Although the composition of our significant customers may vary from period to period, we expect that most of our net sales and accounts receivable will continue to come from a relatively small number of customers for the foreseeable future. We do not have commitments or minimum volumes that ensure future sales of our products to any of our customers. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. In addition, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, customers may take actions that negatively affect us. The loss of, or a reduction in sales or anticipated sales to, one or more of our most significant distributors or retailers may have a material adverse effect on our business, results of operation and financial condition.

Further, over the last several years our anchor brand SkinnyPop, has gained several new relationships with some of the largest U.S. retail chains such as Walmart, Target, Albertsons, Safeway and CVS Pharmacy, and these customers may find, as they gain more experience selling our products, that their respective abilities to sell SkinnyPop products does not meet their expectations or they may not continue to place orders for our products. In 2016, we expanded our distribution of the Oatmega and Paqui brands to Target and Walmart. We can provide no assurance these brands will meet the retailer's sales expectations.

Tyrrells Group products including Tyrrells brand, Lisa's brand, the Wholesome Food Company brand, the Thomas Chipman brand, in addition to the private label products are sold in over 30 countries throughout the world. Some of these relationships we have with retailers are in excess of 10 years, however some of our relationships are relatively new. In particular, there are countries, such as China, that we have little experience operating in and our customer relationships have been short in duration.

Sales of a limited number of SkinnyPop and Tyrrells products and flavors contributed almost all of our historical profitability and cash flow. A reduction in the sale of our SkinnyPop and Tyrrells products would have a material adverse effect on our ability to remain profitable and achieve future growth.

The majority of our net sales for the year ended December 31, 2016 resulted from sales of our SkinnyPop products. The majority of our SkinnyPop branded net sales came from a variety of stock-keeping-units, or SKUs, under our Original flavor. Most of SkinnyPop's secondary flavors, White Cheddar Flavor, Naturally Sweet, and Sea Salt & Black Pepper flavored SKUs, were first introduced in late 2013 or 2014, and Dusted Dark Chocolate and Jalapeño, were introduced in early 2016, represent a relatively small portion of our sales. Historically the majority of Tyrrells sales have been derived from five core flavors; lightly salted, sea salt and cider vinegar, sweet chili and red pepper, mature cheddar and chives and mixed root vegetable chips. We cannot be certain that we will be able to continue to commercialize or expand distribution of our existing flavors of products or that any of our future food products and flavors will be accepted in their markets. Any inability on our part to stay current with food and consumer trends through new products could have a material adverse effect on our business performance.

Because sales of our SkinnyPop products make up much of our historical profitability and cash flows, reductions in sales of SkinnyPop products in particular will have an adverse effect on our profitability and ability to generate cash to fund our product development, research and development efforts or potential acquisitions.

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

We currently depend primarily on one third-party co-manufacturer with two locations to manufacture the substantial majority of our SkinnyPop products. The loss of this co-manufacturer or the inability of this co-manufacturer to fulfill our orders would adversely affect our ability to make timely deliveries of our product and would have a material adverse effect on our business.

Currently, the substantial majority of our SkinnyPop products are produced by one third-party co-manufacturer, which maintains only two facilities for all of its customers. Our agreement with our primary third-party co-manufacturer provides that we will order a minimum amount of products each year during the agreement’s term. If we do not meet the minimum order amount, we must pay a penalty fee if such third-party co-manufacturer is no longer our exclusive manufacturer. The agreement may be terminated by us upon written notice and the payment of a termination fee. There can be no assurance that the third-party co-manufacturer's capacity will be sufficient to fulfill our orders, and while we recently added an additional co-manufacturer, any supply shortfall could materially and adversely affect our business, results of operations and financial condition.

Additionally, we face the risk of disruption to our production and sales processes if our primary third-party co-manufacturer is unable or unwilling to produce sufficient quantities of our SkinnyPop products in a timely manner or renew contracts with us or suffers a natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event. In addition, we are responsible for any increase in either of our third-party co-manufacturers' costs and may not be able to pass these costs on to our customers. In order to continue manufacturing our products in the event of a disruption to our production and sales processes, we would have to increase our reliance on our other third-party co-manufacturer or identify and qualify new manufacturers, including obtaining third party certifications for claims, which we may be unable to do in a timely manner, if at all.

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

Given that our primary third-party co-manufacturer's two operating facilities are in close geographic proximity to one another, shipments to and from the warehouses where our products are stored could be delayed for a variety of reasons, including weather conditions, strikes and shipping delays. Any significant delay in the shipments of product would have a material adverse effect on our business, results of operations and financial condition and could cause our sales and profitability to fluctuate during a particular period or periods.

We rely, in part, on our third-party co-manufacturers to maintain the quality of our products. The failure or inability of these co-manufacturers to comply with the specifications and requirements of our products could result in product recall and could adversely affect our reputation.

Our third-party co-manufacturers are required to maintain the quality of our products and to comply with our product specifications and requirements for certain certifications. Our third-party co-manufacturers are also required to comply with all federal, state and local laws with respect to food safety. Additionally, certain retail customers, such as Costco, require our third-party co-manufacturers to maintain minimum independent certifications, such as SQF Level 2 Certification or Hazard Analysis and Critical Control Points ("HACCP"), certification. However, our third-party co-manufacturers may not continue to produce products that are consistent with our standards or that are in compliance with required certification programs or applicable laws, and we cannot guarantee that we will be able to identify instances in which our third-party co-manufacturers fail to comply with such programs or laws. Any such failure, particularly if it is not identified by us, could harm our brand and reputation as well as our customer relationships. We would have these same issues with any new co-manufacturer, and they may be exacerbated due to the newness of the relationship. The failure of any manufacturer to produce products that conform to our standards could materially and adversely affect our reputation in the marketplace and result in product recalls, product liability claims and severe economic loss.

We have undertaken efforts to expand our product portfolio with the acquisition of Tyrrells Group. If we do not realize the expected benefits, including synergies, from the Tyrrells Group acquisition, our business and results of operations will suffer.

On September 2, 2016, we completed our acquisition of Tyrrells Group, a company incorporated under the laws of England and Wales, which owns the Tyrrells Group's international portfolio of premium snack brands. We acquired all of the outstanding equity interests of Tyrrells Group for total consideration of approximately $416.4 million.

Since the acquisition of Tyrrells Group, our business has become significantly larger and more complex. Our future success significantly depends upon our ability to manage our expanded enterprise, including multiple locations, which pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. In order to support this expanded enterprise in the future, we need to achieve net sales from the Tyrrells Group businesses and synergies consistent with our business expectations, which may prove more difficult than currently expected.  Any failure to achieve the expected level of net sales and synergies could affect our profitability, our ability to service the debt that we took on to partially fund this acquisition, and our ability to meet the financial covenants under our Credit Facility with our lenders.

With the acquisition of Tyrrells Group, we are exposed to numerous risks and uncertainties which could adversely affect our financial condition and operating results.

Strategic and transformative transactions like our recent acquisition of Tyrrells Group create numerous uncertainties and risks. With the consummation of the acquisition, Tyrrells Group became a wholly-owned subsidiary of Amplify and has significantly broadened our operations in foreign countries. This addition to our business will entail many changes, including the integration of Tyrrells Group and its personnel, changes in systems and employee benefit plans and management of multiple geographic locations across the world. These transition activities are complex and we may encounter unexpected difficulties, incur unexpected costs or experience business disruptions, including as a result of:

•	increased commitments for the management team, including the need to divert management's attention to integration matters, particularly if we are unable to retain key personnel;

•	difficulties realizing the revenue projections, financial benefits, synergies and other strategic opportunities anticipated in connection with the transaction;

•	our inexperience with maintaining multiple geographic locations spread out across the world;

•	challenges in leveraging our commercial expertise, which could result in unforeseen expenses and disrupt our business operations; and

•	difficulties in the assimilation and retention of employees, including key personnel responsible for the success of Tyrrells Group.

If any of these factors limits our ability to integrate Tyrrells Group into our operations successfully or on a timely basis, the expectations of future results of operations, including certain synergies expected to result from the acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the acquisition, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.

Further, the market price of our stock may decline if our integration of Tyrrells Group is unsuccessful, integration and synergies take longer than expected or the acquisition fails to achieve financial benefits to the extent anticipated by us, financial analysts or investors, or the effect of the acquisition on our post-closing financial results is otherwise not consistent with our expectations or those of our financial analysts or investors.

Our level of indebtedness and the terms of the Credit Facility could adversely affect our operations and limit our ability to plan for or respond to changes in our business or acquire additional products for our portfolio. If we are unable to comply with restrictions in the Credit Facility or cannot make payments on the Credit Facility, the repayment of our indebtedness could be accelerated.

To consummate the Tyrrells Group acquisition, we incurred a substantial amount of additional debt, which could adversely affect our business. As of December 31, 2016, we had $614.9 million of total debt outstanding. In September 2016, we entered into a Credit Facility which provided for Term Loans in the aggregate principal amount of $600 million and Revolving Loans in the aggregate principal amount of $50 million. As of December 31, 2016, our Term Loans and Revolving Loans had a floating interest rate of 6.50% and 6.23% per annum, respectively. Our high level of indebtedness could adversely affect our business in the following ways, among other things:

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including under our current debt obligations.  In addition, if for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our indebtedness.

The Credit Facility requires us to make certain payments of principal and interest over time and contains a number of other restrictive covenants. The Credit Facility also contains covenants and terms limiting our ability to enter into new acquisitions, licenses, mergers, foreign investments, and to take on new debt and sell assets. The maturity date of the Credit Facility could also be accelerated in certain circumstances, including in the event of an uncured event of default as outlined in the Credit Facility. These and other terms in the Credit Facility have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe will be beneficial to our business.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Facility will, and other indebtedness we incur in the future may, bear interest at variable rates exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. A 100-basis point increase to the interest rate of our variable rate credit facility would result in an approximate $6.1 million increase in interest expense per year.

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

Since completing the acquisition of Tyrrells Group, we have begun making substantial sales in foreign countries. The risk of inadequate intellectual property protections and differences in packaging, labeling, food and related laws, rules and regulations are all substantial matters that need to be continually evaluated while doing business in new territories. Additionally, Tyrrells Group's foreign sales and acquisitions could be adversely affected by economic, legal, political and regulatory developments in the countries in which we do business in the future or in which we expand our business, particularly those countries that have historically experienced a high degree of political or economic instability.

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

Because we rely on a limited number of raw materials to create our products and a limited number of third-party suppliers to supply our raw materials, we may not be able to obtain raw materials on a timely basis, at cost-effective pricing or in sufficient quantities to produce our products.

The principal ingredients to manufacture our products include, without limitation, popcorn kernels, white corn, potatoes, root vegetables, sunflower oil, canola oil, whey protein, oats and seasonings. There may be a limited market supply of any of our core ingredients, including in particular the specific popcorn kernel we use in our SkinnyPop products. In addition to the market limitations of the raw materials used to make our products, we rely on a limited number of third-party suppliers to supply us with such raw materials. Although we have multiple suppliers for some of our principal ingredients, we have more limited numbers of suppliers for other principal ingredients, including two suppliers for the sunflower oil and two suppliers for the popcorn kernels used in our products. Our Tyrrells Group businesses, currently individually single source many of their ingredients, but we believe these ingredients are readily available from other suppliers. Any ordering error on our part or disruption in the supply of our principal ingredients could have a material adverse effect on our business, particularly our profitability and our margins. Our financial performance depends in large part on our ability to arrange for the purchase of raw materials in sufficient quantities at competitive prices. We are not assured of continued supply, pricing or exclusive access to raw materials from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. Additionally, we may be adversely affected if there are increases in demand for the specific raw materials we use in our products, there is a reduction in overall supply of our required raw materials or our suppliers raise their prices, stop selling to us or our third-party manufacturer or enter into arrangements that impair their abilities to provide us or our third-party manufacturer with raw materials.

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

As a food production company, all of our products must be compliant with regulations by the Food and Drug Administration, or FDA, and other international regulatory agencies, and in addition a number of our products rely on independent certification that they are non-GMO, gluten-free, organic or Kosher. Any non-compliance with the FDA, or other international regulatory agencies, or the loss of any such certification could harm our business.

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

We also must comply with state rules and regulations, including in California, Proposition 65. Interpretation and application of such rules, including potential differences in application on a state by state basis, may give rise to uncertainty as to the appropriate labeling and formulation of our products. In addition, the FDA has passed new labeling guidelines that will affect the labeling of both the front and back of many of our products. We are reviewing and revising our labeling activities in anticipation of those rules coming into effect. The application and enforcement around the new FDA regulations remains the subject of considerable uncertainty as the FDA is expected to provide further guidelines.

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

We purchase large quantities of raw materials, including ingredients such as popcorn kernels, white corn, potatoes, root vegetables, sunflower oil, canola oil, whey protein, oats, seasonings and salt. In addition, we purchase and use significant quantities of film and corrugate to package our products. In recent periods, the prices of yellow corn (which impacts the price of popcorn kernels), white corn, canola oil, sunflower oil and fuel have been priced below their respective historical five-year averages and we have realized some benefits from these low prices in the form of reduced cost of goods sold and resulting higher gross profit margins. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade and agricultural programs. In particular, the availability, quality and cost of our specific type of popcorn kernels, potatoes and sunflower oil are subject to risks inherent to farming, such as crop size, quality and yield fluctuations caused by poor weather and growing conditions, pest and disease problems and other factors beyond our control. Continued volatility in the prices of raw materials and other supplies we purchase could increase our cost of goods sold and reduce our profitability.

We currently secure raw materials capacity and pricing for up to two years forward on certain raw materials and not more than a year forward on other raw materials. We do not hedge pricing or availability of any raw materials. As such, any material upward movement in raw materials pricing could negatively impact our margins, if we are not able to pass these costs on to our customers, or sales if we are forced to increase our prices. Additionally, should raw materials prices move meaningfully lower, there is no guarantee our customers will not ask us to pass some or all of our savings on to them in the form of price reductions. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, results of operations and financial condition.

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

We compete in a market that relies on innovation and evolving consumer preferences. We focus on products that are or are perceived to be BFY, an industry term not defined by the Food and Drug Administration. However, the food processing industry in general, and the snacking and dietary-need specific industries (including the Kosher, major allergen-free, organic and gluten-free industries) in particular, are subject to changing consumer trends, demands and preferences. Therefore, products once considered BFY may over time become disfavored by consumers or no longer perceived as BFY. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand and price reductions, and could have a material adverse effect on our business, results of operations and financial condition. Factors that may affect consumer perception of BFY products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from gluten-free or non-GMO products, trends away from specific ingredients in products and increasing awareness of the environmental and social effects of product production. Consumer perceptions of the nutritional profile of gluten-free and non-GMO products may shift, and consumers may perceive food products with fewer carbohydrates, higher levels of protein, lower levels of fat and additional fiber as BFY. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and to offer products that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons may have a material effect on sales. If consumer demand for our products decline, our sales and business would be negatively affected.

We may not be able to compete successfully in the highly competitive snack food industry.

The market for snack foods is large and intensely competitive. Competitive factors in the snack food industry include product quality and taste, brand awareness among consumers, access to supermarket shelf space, price, advertising and promotion, innovation of on-trend snacks, variety of snacks offered, nutritional content, product packaging and package design. We compete in that market principally on the basis of product taste and quality, but also brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs (including Kosher, major allergen-free and gluten-free needs) against numerous multinational, regional and local companies. With the international expansion of our BFY platform to include SkinnyPop and Tyrrells, the competition risks associated with being on-trend and satisfying consumer dietary demands will increase. Substantial advertising and promotional expenditures may be required to maintain or improve a brand’s market position or to introduce a new product to the market, and participants in our industry are engaging with new media, including consumer outreach through social media and web-based channels. Our ability to compete may be also dependent on whether our products are placed in the BFY snack aisle or in the traditional snack food aisle, or both. An increasing focus on BFY products in the marketplace will likely increase these competitive pressures within the category in future periods.

A substantial majority of sales in the snack food industry is concentrated among large food companies, including Frito-Lay, Inc. and Walkers, subsidiaries of PepsiCo, Inc., The Kellogg Company, ConAgra Foods, Inc., General Mills, Inc., Snyder’s-Lance, Inc. (including its subsidiary Kettle Foods Inc.) and others that have substantially greater financial and other resources than us and sell brands that are more widely recognized than ours. These and numerous other companies that are actual or potential competitors of ours, many of which have greater financial and other resources (including more employees and more extensive facilities) than us, offer products similar to ours or a wider range of products than we offer. Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours and may have unique ties to regional or national retail chains. Additionally, many of our retail customers, such as Costco, Whole Foods and our U.K. customers in particular have historically emphasized private-label offerings across categories as a key part of their strategy and these customers may create or expand competitive private-label product offerings. With expansion of our operations into new markets, we have and will continue to encounter significant competition from multinational, national, regional and local competitors that may be greater than that encountered by us in our existing markets. In addition, these competitors may challenge our position in our existing markets.

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

We believe consumers of our products rely on us to provide them with high-quality, BFY food products containing no GMOs, gluten or major allergens and is organic. Concerns regarding the ingredients used in our products or the healthfulness, safety or quality of our products or our supply chain may cause consumers to stop purchasing our products, even if the basis for the concern is unfounded, has been addressed or is outside of our control. Although we believe we have a rigorous quality control process, there can be no assurance that our products will always comply with the standards we set for our products. Adverse publicity about the healthfulness, safety or quality of our products, whether or not ultimately based on fact, may discourage consumers from buying our products and have an adverse effect on our brand, reputation and operating results.

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

Our SkinnyPop brand is of significant value and our brand and reputation may be diminished due to possible consumer disagreement with the use of the word “Skinny” on our product, differences in opinion as to what products are “Skinny” or increased negative connotation with the word “Skinny”. We may be subject to claims or litigation concerning our branding or labeling practices. Food product companies are, from time to time, subject to class action lawsuits related their branding or labeling. In 2014, we settled one such lawsuit for a nominal amount. Related or similar claims or lawsuits may be brought against us in the future. Additionally, changes in applicable laws or regulations, or evolving interpretations thereof, could necessitate changes to our branding or labeling. While we have never claimed that SkinnyPop is a low-fat product, the FDA and FTC currently have no definition of the word “Skinny” and could, in the future, define the term in a way that is not favorable to our existing product branding or labeling.

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

We are subject to competition from companies, including from some of our customers, that either currently manufacture or are developing products directly in competition with our products. These generic or store-branded products may be a less expensive option for consumers than our products making it more difficult to sell our product. For example, Costco is well known for its Kirkland Signature brand, which offers high-quality products across a variety of categories at lower price points than many branded products. The development of competing Kirkland Signature products may cause Costco to decrease their orders of our products, require us to reduce the pricing of our products or drive Costco to change the shelf placement of our products in a detrimental way. Kroger, one of our largest customers, already competes with us through their Simple Truth RTE popcorn brand. Within the United Kingdom, our largest customers Tesco, Lidl, Sainsbury and Coop, purchase both branded and private labeling offerings from us. If these customers ceased to purchase our branded products or selected another third-party manufacturer for their private label products, our financial results could be adversely effected. Similarly, other large retail customers could follow similar private-label strategies. Our Tyrrells' brands and their international subsidiaries face significant competition from private label brands as most of their customers have a private label offering, some of which are manufactured by Tyrrells and their subsidiaries. In future years, we may experience competition-induced pricing pressure from our customers due to such competition, which could have a material and adverse effect on our operating results.

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

Risks Related to Our Business Generally

Our gross profit margins may be impacted by a variety of factors, including but not limited to variations in raw materials pricing, retail customer requirements and mix, sales velocities and required promotional support.

We have operated our company with strong gross profit margins as compared to other food and snacking companies. While we expect our gross profit to increase in absolute dollars in future periods, we expect that our gross profit as a percentage of net sales will decrease as a result of the competitive and other factors described herein. Our gross profit is impacted by a number of factors, including product pricing, raw material, labor, packaging and fuel costs. Our Paqui, Oatmega and Tyrrells Group brands typically operate at lower gross margins than our SkinnyPop products, primary due to ingredient costs. Should the competitive dynamic change in our industry (which could impact our margins through forces including but not limited to requiring us to alter our pricing strategy or requiring additional promotional activity), raw materials prices increase dramatically, or any of our customer relationships change materially, then we may not be able to continue to operate at our current margins. Additionally, should unforeseen events require our company to make significant and unplanned investments in additional infrastructure or marketing activities, our gross margins could be materially reduced.

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

For example, in 2014, a putative class action lawsuit was filed against our Predecessor related to the compliance of its product labels with various state and federal laws. The case settled for a nominal amount and was later dismissed with prejudice in July 2014 after SkinnyPop Popcorn LLC updated its product labels. From time to time, we have received threats by plaintiffs’ attorneys to bring similar class action lawsuits related to other alleged product label claims, including relating to the BFY nature of our products. For example, a lawsuit has been filed against the company in Missouri state court alleging that our prior use of the term "evaporated cane juice" was misleading. The complaint has not yet been served. We believe the alleged claims lack merit and involve a nominal amount of sales in Missouri that we do not believe would have a material adverse impact on our business or results of operations. We would vigorously defend this and any threatened lawsuit if brought. Such a lawsuit or related or similar claims or lawsuits may be brought against us in the future and the cost of defending against any such claims could be significant.

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

We have also been a party to several claims and proceedings in both the U.S. Patent and Trademark Office and federal court regarding competitors’ attempted or actual infringement of the “SKINNYPOP” trademark. Each of these proceedings has resulted in a resolution whereby the competitor has expressly acknowledged our exclusive trademark rights to use “SKINNY” with respect to popcorn products. In some instances, however, we have expressly acknowledged the competitor’s rights to the term “SKINNY” with respect to non-popcorn snack foods. Additional matters may continue to arise from time to time where other competitors use the term “SKINNY” to refer to their products, and we may or may not be able to assert our trademark rights based on the specific facts in each case. We will continue to monitor and address such facts on a case-by-case basis.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon protection of our rights in trademarks, trade dress, copyrights and other intellectual property rights we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. For example, we may not be able to preclude third parties from using the term “SKINNY” with respect to food or beverage products, and may not be able to leverage our branding beyond our current product offerings. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or our use of intellectual property infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, copyright or other intellectual property infringement against us could prevent us from providing our products, which could harm our business, financial condition or results of operations. In addition, a breakdown in our internal policies and procedures may lead to an unintentional disclosure of our proprietary, confidential or material non-public information, which could in turn harm our business, financial condition or results of operations.

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

In April 2015, April 2016, and September 2016 we acquired Paqui, Boundless Nutrition, and Tyrrells Group respectively. In addition, we plan to selectively pursue acquisitions in the future to continue to grow and increase our profitability. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for purposes of expanding our platform of healthier snacks. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on terms acceptable to us, or integrate acquisitions that we complete.

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

In addition, even when acquisitions, such as the acquisition of Paqui, Boundless Nutrition, and Tyrrells Group are completed, integration of acquired entities can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on our personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of our business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on us.

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

The development and introduction of new products requires substantial research and development and marketing expenditures, which we may be unable to recover if the new products do not achieve commercial success and gain widespread market acceptance. Product innovation may also result in increased costs resulting from the use of new manufacturing techniques, capital expenditures, new raw materials and ingredients, new product formulas and possibly new manufacturers. There may also be regulatory restrictions on the production and advertising of our new products, and our new products may cannibalize sales of our existing products. In addition, under-performance of new product launches would damage overall brand credibility with customers and consumers.

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

Historical quarter-to-quarter and period-over-period comparisons of our sales and operating results are not necessarily indicative of future quarter-to-quarter and period-over-period results. The national launch of our Paqui brand in 2016, our acquisition of Boundless Nutrition in April 2016, and our acquisition of Tyrrells Group in September 2016 will limit the usefulness of comparisons to prior periods. You should not rely on the results of a single fiscal quarter or period as an indication of our annual results or our future performance.

Our future results of operations may be adversely affected by increased fuel costs.

Many aspects of our business have been, and may continue to be, directly affected by fuel costs. Increased fuel costs result in increased costs for the products and services we receive from our third-party providers including, but not limited to, increased distribution costs for our products and increased packaging costs. As the cost of doing business increases, we may not be able to pass these higher costs on to our customers and, therefore, any such cost increases may adversely affect our earnings. In addition, if fuel costs decline we may not benefit from these decreases because our customers may require us to pass on the benefit of lower prices to them.

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

The conduct of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which our products or components thereof (such as packaging) may be made, manufactured or sold. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in:

•	food and drug laws (including FDA regulations and other applicable regulations including those of the Food Standards Agency in the United Kingdom and the European Food Safety Authority in Brussels);

•	laws related to product labeling;

•	advertising and marketing laws and practices;

•	laws and programs restricting the sale and advertising of certain of our products;

•	laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products;

•	laws and programs aimed at discouraging the consumption of products or ingredients or altering the package or portion size of certain of our products;

•	increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, certain of our products;

•	state consumer protection and disclosure laws;

•	taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products;

•	competition laws;

•	anti-corruption laws;

•	employment laws;

•	privacy laws;

•	export control laws:

•	laws regulating the price we may charge for our products; and

•	farming and environmental laws.

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

Our success is substantially dependent on the continued service of certain members of our senior management, including Thomas Ennis, our Chief Executive Officer ("CEO"); Brian Goldberg our current Chief Financial Officer ("CFO") (who will transition to Chief Strategy Officer in 2017) and other senior executives including David Milner, our International President and Executive Vice President ("EVP"). These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and the reputation we enjoy with suppliers, contract manufacturers, distributors, retailers and consumers. The loss of the services of any of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We have employment agreements with our key senior executives, including our CEO, CFO, and EVP and International President and EVP. However, we do not maintain key-person life insurance with respect to any of them. We also had employment agreements with each of our founders, which expired on December 31, 2015. In the year ended December 31, 2016 we paid the founders $25.2 million related to the contingent consideration clauses of these agreements.

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

In addition, with sales and demand growing rapidly, we need to ensure that we have sufficient manufacturing capacity, both internal capacity and manufacturing arrangements, to meet actual and potential demand for our products. This could require us to make significant capital expenditure investments in order to make sure we have sufficient manufacturing capacity. For example, with the acquisition of Tyrrells Group, we added four manufacturing facilities located in the United Kingdom, Germany and Australia. If growth does not materialize as planned, these large investments could increase our cost of goods sold without increasing our profitability.

There can be no assurance that we will be successful in all of these efforts, and any failure to maintain sufficient infrastructure and personnel will have an adverse effect on our ability to grow and improve our profitability.

We have a limited operating history, and our historical financial information is not necessarily representative of the results we may achieve in the future.

We have been in operation since 2010. However, we only have four years of available audited consolidated financial statements. Our relatively limited available historical financial information does not necessarily reflect our future financial position, results of operations, or cash flows, and the occurrence of any of the risks discussed in this “Risk Factors” section, or any other event, could cause our future financial position, results of operations, or cash flows to materially differ from our historical financial information. While we have been profitable in the past, we cannot assure you that our profits will continue, at a similar level or at all.

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

As of December 31, 2016, and December 31, 2015, we had outstanding indebtedness in the aggregate principal amount of $614.9 million and $201.1 million, respectively. Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy. In addition, our ability to increase the uncommitted portion of our revolving facility may be limited by our debt level or other factors.

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

Should we be in default under any of such covenants, Jefferies Finance LLC shall have the right, upon written notice and after the expiration of any applicable period during which such default may be cured, to demand immediate payment of all of the then-unpaid principal and accrued but unpaid interest under the Credit Agreement and would permit lenders to foreclose upon the collateral securing the debt. As of December 31, 2016, we are in compliance with all covenants of the Credit Agreement.

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

The amount of the cash payments that we are required to make under the TRA is expected to be significant. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the future reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $104.7 million through 2030. Under such scenario, we would be required to pay the counterparty 85% of such amount, or $89.0 million through 2030.

Payments under the TRA may vary from the foregoing estimates and will be based on the tax reporting positions that we determine internally and based on the advice of our tax advisers. Any payments made by us to the counterparty under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. If the Internal Revenue Service ("IRS"), were to successfully challenge the tax benefits that give rise to any payments under the TRA, our future payments under the TRA to the counterparty would be reduced by the amount of such payments, but the TRA does not require the counterparty to reimburse us for the amount of such payments to the extent they exceed any future amounts payable under the TRA.

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

We have significant goodwill, which amounted to 18.1% and 13.2% of our total assets as of December 31, 2016, and 2015, respectively. Our acquisition of Tyrrells Group in September 2016 increased this amount and any future acquisitions, could also increase this amount. Goodwill represents the excess of the purchase price over the fair value of the assets acquired and the liabilities assumed. In accordance with GAAP, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than their carrying amounts as a basis to determine whether it is necessary to perform the goodwill impairment test, which we perform annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Future events that may trigger impairment include, but are not limited to, significant adverse change in customer demand, the business climate or a significant decrease in expected cash flows. When impaired, the carrying value of goodwill is written down to fair value. In the event that an impairment to goodwill is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further information.

An impairment of indefinite-lived intangibles could materially adversely affect our net income.

We have significant indefinite-lived intangible assets, which amounted to 66.8% and 75.3% of our total assets as of December 31, 2016, and 2015, respectively. Our acquisition of Tyrrells Group in 2016 increased this amount and any future acquisitions could also increase this amount. Indefinite-lived intangibles are tested for impairment annually in the third fiscal quarter and whenever events or changes in circumstances indicate the carrying value of the indefinite-lived intangible assets may not be recoverable. When impaired, the carrying value of indefinite-lived intangible assets is written down to fair value. In the event that an impairment is identified, an immediate charge to earnings would be recorded, which would adversely affect our operating results. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further information.

We rely on sales agents for our products and there could be a disruption in our ability to sell products to our customers if our relationship with a major sales agent is terminated.

We are represented by approximately 25 sales agents who represent almost all of our product line to supermarkets and food stores in North America. There are a very limited number of national sales agents in the snack food industry. Our agreements with these agents are terminable by either us or them after satisfaction of a short notice period. The termination of these agreements would require us to seek other sales agents, likely causing significant disruption to our business, and could affect our relationships with our customers. New sales agents would also potentially face conflicts of interest with respect to their existing customers.

A determination that the employees of our primary third-party manufacturer for SkinnyPop products or any future third-party co-manufacturers constitute our employees could have a material adverse effect on us.

We currently outsource the manufacturing of all of our products other than Tyrrells Group brand products to four third-party co-manufacturers and we expect that we will continue to outsource the manufacturing of all of our products other than Tyrrells Group brand products to one or more third-party manufacturers in the future. We do not consider employees of these third-party manufacturers to be our employees. As such, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments, provide workers’ compensation insurance or other employee-related benefits with respect to these manufacturers’ employees. Recently, there has been an increase in litigation against companies across industries claiming that certain individuals associated with outsourced business functions should be considered employees. Although we are not unique in our outsourcing of certain aspects of our business, such as manufacturing operations, to third parties, there is a risk that such claims may be brought against us. This risk would be increased to the extent that any of the employees of our third-party manufacturers work exclusively on the manufacture of our products. In the event of a determination by a court, federal or state taxing authorities or other relevant governmental authorities that the employees of our third-party manufacturers constitute our employees, we may be adversely affected and subject to retroactive taxes and penalties.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market in the future. These sales, or the perception that these sales might occur, could depress the market price of our common stock. We previously filed a shelf registration statement on November 28, 2016. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

As of December 31, 2016, our directors, officers and holders of 10% or more of our outstanding stock beneficially owned, in the aggregate, approximately 57.5% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, amendment of our amended and restated certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. This concentration of influence could be disadvantageous to other stockholders with interests different from those of the principal stockholders. As a result of these ownership positions, these stockholders could take actions that have the effect of delaying or preventing a change in control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power held by the principal stockholders may have an adverse effect on the price of our common stock. The interests of these stockholders may not be consistent with the interests of other stockholders.

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

If we fail to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or if we fail to successfully integrate acquired businesses (including the Tyrrells Group business) into our internal controls processes and procedures, it could have a material adverse effect on our business and stock price.
As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with this Annual Report on Form 10-K, we will be required to provide annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, as of the date we are no longer an “emerging growth company” we will require a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting. We may not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 and, when applicable to us, our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we identify any deficiencies or material weaknesses in our internal control over financial reporting, any remediation measures or efforts we undertake to address such deficiencies or material weaknesses might not be successful to the extent we expect, or at all. If we are unable to successfully remediate any identified deficiencies or material weaknesses, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be subject to sanctions or investigations by regulatory authorities, and investors may lose confidence in our financial information, which in turn could adversely affect the market price of our common stock.
If and when we acquire new businesses, we will also be required to integrate those acquired businesses into our consolidated internal controls processes and procedures and determine whether our consolidated internal control environment is effective. If we acquire businesses that are private companies at the time of acquisition and which are not previously subject to the Sarbanes-Oxley Act of 2002 or other similar regulations requiring effective internal controls over financial reporting, it may be more likely that we identify deficiencies or material weaknesses in the internal controls of such acquired businesses when we evaluate those internal controls against the rigorous Sarbanes-Oxley Act public company standard under Section 404.
In accordance with guidance issued by the Securities and Exchange Commission, we are permitted to exclude acquisitions from our assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurs. For example, our management’s evaluation of internal control over financial reporting as of December 31, 2016, as reported in Item 9A in this Annual Report on Form 10-K, excludes the internal control activities of Crisps Topco Limited and its subsidiaries (Tyrrells Group). Our management will be required to include the internal control activities of the Tyrrells Group in its evaluation of our consolidated internal controls under Section 404 in 2017. During the course of integrating the Tyrrells Group operations within our internal control structure and testing and evaluating internal controls at the Tyrrells Group, we may identify deficiencies or material weaknesses. If we are unable to successfully remediate any identified deficiencies or material weaknesses, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be subject to sanctions or investigations by regulatory authorities, and investors may lose confidence in our financial information, which in turn could adversely affect the market price of our common stock.

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

As of December 31, 2016, we had outstanding 76,786,000 shares of our common stock, including 2,948,995 shares of restricted stock. In the future, we may sell additional shares of our common stock or securities convertible into our common stock to raise capital or issue additional shares of our common stock or securities convertible into our common stock as consideration for future acquisitions, which would dilute the voting power and ownership percentage of our stockholders. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that such future issuances might have on the market price for our common stock. The issuance and sale of substantial amounts of our common stock or securities convertible into our common stock, or the perception that such issuances and sales may occur, could also materially and adversely affect the market price of our common stock and impair our ability to raise capital through the issuance of additional equity securities.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

Our corporate headquarters are located in Austin, Texas. A summary of our physical properties as of December 31, 2016, is summarized below.

Location	Country	Approximate Size	Function	Owned/Leased
Austin, Texas	United States	11,100 sq. feet	Corporate headquarters, supply chain, sales and marketing, and administrative	Leased
Austin, Texas	United States	14,800 sq. feet	Currently sub-leased to a third party	Leased
Skokie, Illinois	United States	2,200 sq. feet	Former call center, vacant	Leased
Leominster	United Kingdom	54,000 sq. feet	European headquarters, manufacturing, warehouse, supply chain, sales and marketing and administrative	Leased
Uttoxeter	United Kingdom	33,900 sq. feet	Manufacturing, and warehouse	Owned
Amtzell	Germany	9,050 sq. feet	Manufacturing, warehouse, supply chain, sales and marketing and administrative	Owned
Lilydale	Australia	59,567 sq. feet	Manufacturing, warehouse, supply chain, sales and marketing and administrative	Leased

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

	High	Low
Fiscal Year 2015
Period from August 5, 2015 to September 30, 2015	$16.56	$10.00
Quarter ended December 31, 2015	13.44	10.24
Fiscal Year 2016
Quarter ended March 31, 2016	14.69	9.15
Quarter ended June 30, 2016	15.98	11.89
Quarter ended September 30, 2016	17.53	13.35
Quarter ended December 31, 2016	16.20	8.76

Holders

According to the records of our transfer agent, we had 47 holders of record of our common stock as of March 15, 2017, including Cede & Co. as nominee for The Depository Trust Company (DTC). Cede & Co. as nominee for DTC holds shares of our common stock on behalf of participants in the DTC system, which in turn hold the shares of common stock on behalf of beneficial owners.

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between August 5, 2015 (the date of our IPO) and December 31, 2016, with the cumulative total return of (i) the S&P Packaged Foods & Meats Index and (ii) the S&P Small Cap 600 Index. This graph assumes the investment of $100 on August 5, 2015 in our common stock at our IPO offering price of $18.00 per share, the S&P Packaged Foods & Meats Index and the S&P Small Cap 600 Index, and assumes the reinvestment of dividends, if any. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.
Equity Compensation Plan Information

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Item 6.    Selected Financial Data

The following tables set forth our historical consolidated financial data. We have derived the selected statements of income data for the years ended December 31, 2016 and December 31, 2015 and for the period July 17, 2014 to December 31, 2014 for the Successor (as discussed below) and for the period January 1, 2014 to July 16, 2014 for the Predecessor (as discussed below) and balance sheet data as of December 31, 2016 and December 31, 2015 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We have derived the selected statements of income data for the year ended December 31, 2013 for the Predecessor and balance sheet data as of December 31, 2014 from our audited consolidated financial statements and related notes not included in this Annual Report in Form 10-K.
Our financial data prior to the date of the Sponsor Acquisition, which are the year ended December 31, 2013 and the period January 1, 2014 to July 16, 2014, are presented as the financial data of the Predecessor, which includes the results of the then-existing SkinnyPop Popcorn LLC. The financial data after the date of the Sponsor Acquisition, which is the period July 17, 2014 to December 31, 2014, and the years ended December 31, 2016 and 2015, are presented as the financial data of the Successor. The balance sheet data as of December 31, 2016, December 31, 2015 and December 31, 2014 are presented as the balance sheets of the Successor. The Successor and Predecessor financial data has been prepared on different accounting bases and therefore the sum of the data for the two reporting periods should not be used as an indicator of our full year performance.

After the consummation of the Sponsor Acquisition, the Company along with its subsidiary SkinnyPop Popcorn LLC, are referred to collectively in this Annual Report on Form 10-K as the “Successor”. Prior to the consummation of the Sponsor Acquisition, SkinnyPop Popcorn LLC is referred to in this Annual Report on Form 10-K as the “Predecessor”. We applied Financial Accounting Standards Board ("FASB"), Accounting Standards Codification Topic 805, “Business Combinations” on July 17, 2014, the closing date of the Sponsor Acquisition, and as a result, the merger consideration in the Sponsor Acquisition was allocated to the respective fair values of the assets acquired and liabilities assumed from the Predecessor. The fair value of identifiable intangibles totaled approximately $265.3 million and amortization of finite-lived intangibles was approximately $4.2 million for the year ended December 31, 2015 and $1.9 million for the Successor period July 17, 2014 to December 31, 2014. In the year ended December 31, 2016 we acquired Tyrrells Group and Boundless Nutrition and as a result recorded $306.0 million and $11.6 million of identifiable intangibles, respectively. In the year ended December 31, 2016 we recorded amortization expense of $4.3 million related to our three North American acquisitions and $0.9 million of amortization expense related to the Tyrrells Group acquisition. As a result of the application of acquisition method accounting, the amounts presented are not comparable amongst periods. Our historical results are not necessarily indicative of the results that may be expected in the future.
You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and all of our audited consolidated financial statements and related notes included elsewhere in this Annual Report (in thousands, except shares/units outstanding and per share/unit information).

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014	Year Ended December 31, 2013
Statement of Income Data:
Net Sales	$270,811	$183,915	$64,004	$68,353	$55,710
Cost of goods sold	140,698	80,972	28,724	29,429	23,054
Gross Profit	130,113	102,943	35,280	38,924	32,656
Operating expenses:
Sales & marketing expenses	32,049	18,527	6,977	5,661	5,938
General & administrative expenses	38,205	46,261	13,611	1,394	1,960
(Gain) loss on change in fair value of contingent consideration	(505)	1,521	—	—	—
Sponsor acquisition-related expenses	—	—	2,215	1,288	—
Total operating expenses	69,749	66,309	22,803	8,343	7,898
Operating income	60,364	36,634	12,477	30,581	24,758
Interest expense	22,898	12,428	4,253	—	—
Other income	(6,287)	—	—	—	—
Loss on extinguishment of debt	1,100	—	—	—	—
Income before income taxes	42,653	24,206	8,224	30,581	24,758
Income tax expense	15,360	14,321	3,486	—	—
Net income	$27,293	$9,885	$4,738	$30,581	$24,758

Basic and diluted earnings per share/unit	$0.36	$0.13	$0.07	$76,452.74	$61,895.01

Basic weighted average shares/units outstanding	75,471,059	74,747,605	68,716,568	400	400
Diluted weighted average shares/units outstanding	75,553,885	74,747,605	68,716,568	400	400

Cash Flow Data:
Cash from (used in) operating activities	$(803)	$46,999	$12,719	$26,339	$22,469
Cash used in investing activities	(388,077)	(8,607)	(294,630)	(278)	(456)
Cash (used in) provided by financing activities	380,972	(25,256)	287,526	(28,533)	(19,362)

	Successor
	December 31, 2016	December 31, 2015	December 31, 2014
Balance Sheet Data:
Cash and cash equivalents	$10,323	$18,751	$5,615
Working capital (deficit) (1)	19,193	(20,478)	1,182
Property and equipment, net	45,884	2,153	746
Other assets (2)	713,127	316,929	312,206
Total assets	838,240	357,932	335,514
Indebtedness (3)	592,391	198,211	196,623
Other liabilities (4)	141,006	97,720	6,343	(5)
Total shareholders' equity	51,734	15,423	121,168

(1)	Working capital is equal to the sum of current assets less the sum of current liabilities.
•Current assets consist of cash and cash equivalents, accounts receivable- net, inventories, and other current assets.

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

(2)
Consists of goodwill, intangible assets-net, and other non-current assets. Upon our adoption of ASU 2015-03 on January 1, 2016, we began presenting deferred financing costs, net as a reduction to the related liability in the consolidated balance sheets. As a result, the deferred financing costs, net balance of approximately $2.9 million and $3.4 million were reclassified from Other assets to Indebtedness in the table above as of December 31, 2015 and 2014, respectively.

(3)
Consists of the current and non-current portion of indebtedness. Upon our adoption of ASU 2015-03 on January 1, 2016, we began presenting deferred financing costs, net as a reduction to the related liability in the consolidated balance sheets. As a result, the deferred financing costs, net balance of approximately $2.9 million and $3.4 million were reclassified from Other assets to Indebtedness in the table above as of December 31, 2015 and 2014, respectively.

(4)
Consists of deferred tax liabilities-net, contingent consideration, equity awards liability, non-current portion of the tax receivable obligation discussed more fully in Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 and other non-current liabilities.

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
Our Company and Our Business

Amplify Snack Brands is a high growth, snack food company focused on developing and marketing products that appeal to consumers’ growing preference for BFY snacks. Our anchor brand, SkinnyPop, is a highly-profitable and market-leading BFY RTE popcorn brand. Through its simple, major allergen-free and non-GMO ingredients, SkinnyPop embodies our BFY mission and has amassed a loyal and growing customer base across a wide range of food distribution channels in the United States. In September 2016, we acquired Tyrrells and its international portfolio of premium BFY snack brands. This acquisition allows us to broaden our international customer reach, diversify our product and brand portfolio and realize the benefits of operating scale. In April 2015, we acquired Paqui, an emerging BFY tortilla chip brand and in April 2016, we acquired Boundless Nutrition, which manufactures and distributes its Oatmega protein snack bars and cookie products to natural, grocery, mass and food service retail partners across the United States. These acquisitions allow us to leverage our infrastructure to help us grow into adjacent snacking sub-segments with innovative BFY brands. We believe that our focus on building a portfolio of exclusively BFY snack brands differentiates us and will allow us to leverage our platform to realize material synergies across our family of BFY brands, as well as allow our retail customers to consolidate their vendor relationships in this large and growing category.
Recent Developments
As discussed more fully in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we acquired Tyrrells Group on September 2, 2016 for total consideration of approximately $416.4 million. In connection with our acquisition of Tyrrells Group, we entered into a Credit Agreement on September 2, 2016 (the "Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans")

and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"). We borrowed from the Term Loans in full to finance our acquisition of Tyrrells Group and pay off all of the outstanding indebtedness under our Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). Refer to Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details regarding the Credit Facility.
As discussed more fully in Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we completed a secondary public offering on May 19, 2016, in which 11,500,000 common shares were sold by selling stockholders to the public at a price of $11.25 per share. We did not receive any proceeds from the sale of shares in this offering.
As discussed more fully in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we acquired Boundless Nutrition in April 2016 for total consideration of approximately $21.4 million, net of cash acquired. We may be required to pay additional consideration of up to $10 million in 2019, which is contingent upon the achievement of a defined contribution margin during 2018. We borrowed $12.0 million under the Prior Credit Facility and used $4.7 million of cash on hand to fund the acquisition of Boundless Nutrition.

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

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
The following table compares our results of operations, including as a percentage of net sales, for the years ended December 31, 2016 and 2015. Amounts are in thousands except percentage information.

	Year Ended December 31, 2016	% of Net Sales	Year Ended December 31, 2015	% of Net Sales
Net sales	$270,811	100.0%	$183,915	100.0%
Cost of goods sold	140,698	52.0	80,972	44.0
Gross profit	130,113	48.0	102,943	56.0
Sales & marketing expenses	32,049	11.8	18,527	10.1
General & administrative expenses	38,205	14.1	46,261	25.2
(Gain) loss on change in fair value of contingent consideration	(505)	(0.2)	1,521	0.8
Total operating expenses	69,749	25.8	66,309	36.1
Operating income	60,364	22.3	36,634	19.9
Interest expense	22,898	8.5	12,428	6.8
Other income	(6,287)	(2.3)	—	—
Loss on extinguishment of debt	1,100	0.4	—	—
Income before income taxes	42,653	15.8	24,206	13.2
Income tax expense	15,360	5.7	14,321	7.8
Net income	$27,293	10.1%	$9,885	5.4%

Net Sales

Net sales increased from $183.9 million for the year ended December 31, 2015 to $270.8 million for the year ended December 31, 2016, representing an increase of $86.9 million or 47.2%. Our acquisition of the Tyrrells' international portfolio of brands in September 2016, which includes the Tyrrells, Lisa's Chips and Thomas Chipman/Wholesome Food Company brands, contributed net sales of approximately $41.5 million for the year ended December 31, 2016. Our acquisition of Boundless Nutrition in April 2016, which includes the Oatmega brand, contributed net sales of approximately $10.0 million for the year ended December 31, 2016. We experienced organic net sales growth of approximately $35.4 million or 19.2%, for the year ended December 31, 2016.
Within our North America segment, net sales increased from $183.9 million for the year ended December 31, 2015 to $229.7 million for the year ended December 31, 2016, for a $45.8 million or 24.9% increase. Our acquisition of Boundless Nutrition in April 2016, which includes the Oatmega brand, contributed approximately $10.0 million of net sales to our North America segment for the year ended December 31, 2016. Our acquisition of Tyrrells in September 2016, contributed approximately $0.4 million of net sales to our North America segment for the year ended December 31, 2016. Organic growth within our North America segment was primarily driven by our SkinnyPop product line, whose net sales for the year ended December 31, 2016 increased approximately $30.5 million or 16.7%, as compared to 2015. SkinnyPop's growth was driven by volume increases of the SkinnyPop brand driven by increased distribution, velocity growth, and incremental marketing and promotional support. Our Paqui brand net sales increased approximately $4.9 million, or 389.6%, from $1.3 million for the year ended December 31, 2015 to $6.2 million for the year ended December 31, 2016. Paqui net sales growth was driven by new distribution and marketing and promotional support across our sales channels. The increase in Paqui net sales is also attributable to having a full twelve months of net sales in 2016, whereas in 2015 we only owned Paqui for eight months.
Our International segment contributed approximately $41.1 million of net sales during the approximate four months we owned Tyrrells Group in 2016. Within our International segment, net sales of the Tyrrells, Lisa's Chips and Thomas Chipman/Wholesome Food Company brands were approximately $33.5 million, $3.2 million and $4.4 million, respectively, for the year ended December 31, 2016.

Gross Profit
Gross profit increased approximately $27.2 million, or 26.4%, from $102.9 million for the year ended December 31, 2015 to $130.1 million for the year ended December 31, 2016. The increase in gross profit was primarily driven by organic sales growth within our North America segment and our acquisition of the Tyrrells Group's brands in September 2016 and the Oatmega brand in April 2016. Gross profit as a percent of net sales decreased 800 basis points from 56.0% for the year ended December 31, 2015 to 48.0% for the year ended December 31, 2016. Our overall gross margin percentage decrease was primarily driven by our acquisition of the Tyrrells Group's brands in September 2016 and the Oatmega brand in April 2016, both of which have lower gross margin profiles than SkinnyPop our primary product in 2015. The impact to our gross margin as a result of these two acquisitions was 590 basis points. The overall gross margin percentage decrease was also driven by increased trade promotional support within our North America segment, representing 130 basis point impact to overall gross margin. Our gross margin for the year ended December 31, 2016 decreased approximately 30 basis points as a result of an acquisition-date fair value adjustment to inventory of approximately $0.7 million related to our acquisition of Tyrrells Group.
Our North America segment's gross margin was 52.7% for the year ended December 31, 2016, compared to 56.0% gross margin for the year ended December 31, 2015. Our International segment's gross margin was 21.9% for the year ended December 31, 2016, which includes an acquisition-date fair value adjustment to inventory of approximately $0.7 million related to our acquisition of Tyrrells Group.
We expect our gross profit to increase in absolute dollars in 2017 when compared to 2016, due to organic sales growth and the full year impact of the Boundless Nutrition acquisition in our North America segment, as well as organic sales growth and the full year impact of the Tyrrells Group acquisition within our International segment. We expect gross profit as a percentage of net sales to decrease in 2017 when compared to 2016, as a result of the full year impact of the Boundless Nutrition and Tyrrells Group acquisitions, which both have brands with lower gross margin profiles than our overall gross profit percentage achieved in 2016. We also expect an increased contribution from our new product offerings in 2017, which will generally have a lower gross margin profile than our overall gross profit percentage achieved in 2016.
Sales and Marketing Expenses
Sales and marketing expenses increased approximately $13.5 million, or 73.0%, from $18.5 million for the year ended December 31, 2015 to $32.0 million for the year ended December 31, 2016. Sales and marketing expenses as a percentage of net sales increased from 10.1% for the year ended December 31, 2015 to 11.8% for the year ended December 31, 2016.
Sales and marketing expenses within our North America segment were $27.9 million and $18.5 million for the years ended December 31, 2016 and 2015, respectively. As a percentage of segment net sales, sales and marketing expenses were 12.2% and 10.1% for the years ended December 31, 2016 and 2015, respectively. The increase in sales and marketing expenses of $9.4 million was attributable to an increase in personnel costs of approximately $4.1 million and an increase in advertising and other consumer marketing expenses. In 2016, we invested in growing our sales force and hiring brand managers and other key positions within our North America marketing department to more effectively manage our growing portfolio of brands and innovation projects.
Our International segment accounted for approximately $3.6 million of our consolidated sales and marketing expenses for the year ended December 31, 2016, representing 8.8% of the segment's net sales. We intend to introduce certain brands such as SkinnyPop and Tyrrells into new markets which will likely result in an increase in our sales and marketing expenses in terms of absolute dollars.
We anticipate that sales and marketing expenses will increase in absolute dollars as we will incur a full year of selling and marketing expenses from our acquisition of Tyrrells Group in September 2016 and Boundless Nutrition in April 2016, as well as continue to invest in selling and marketing personnel and systems, support our brands, and develop and launch new products across our portfolio.

General and Administrative Expenses

General and administrative expenses decreased approximately $8.1 million, or 17.4%, from $46.3 million for the year ended December 31, 2015 to $38.2 million for the year ended December 31, 2016. During the year ended December 31, 2015, we incurred approximately $18.3 million of expense related to the compensation arrangement with the founders of SkinnyPop, approximately $9.3 million of IPO-related expenses, and approximately $1.3 million of transaction-related expenses. These decreases were partially offset by the following increases during the year ended

December 31, 2016. We incurred approximately $10.1 million of transaction-related expenses in connection with our acquisition of Tyrrells Group and Boundless Nutrition and approximately $0.6 million of costs related to our secondary public equity offering, which closed in May 2016. Equity-based compensation expense increased approximately $2.4 million for the year ended December 31, 2016, in connection with the award of restricted stock units and stock options to certain employees and one non-employee during the year ended December 31, 2016. Depreciation expense increased approximately $0.6 million for the year ended December 31, 2016 as a result of our acquisition of Tyrrells Group in September 2016. Amortization of intangible assets increased approximately $1.1 million for the year ended December 31, 2016, associated with estimated fair values of identifiable definite-lived intangible assets acquired from Tyrrells Group in September 2016 and Boundless Nutrition in April 2016.
General and administrative expenses, excluding corporate overhead, transaction-related expenses and equity-based compensation, within our North America segment were $10.8 million or 4.7% of segment net sales for the year ended December 31, 2016 compared to $8.5 million or 4.6% of segment net sales for the year ended December 31, 2015. The increase in general and administrative expenses was primarily a result of our investment in personnel to effectively scale and manage the North America operations.
General and administrative expenses, excluding corporate overhead, transaction-related expenses and equity-based compensation, within our International segment were approximately $3.4 million or 8.2% of segment net sales for the year ended December 31, 2016.
We expect our general and administrative expenses to increase in absolute dollars as we will incur a full year of operations from our acquisition of the Tyrrells' international portfolio of brands in September 2016 and the Oatmega brand in April 2016, and a full year impact of our 2016 North America investments in personnel and systems required to effectively scale and manage operations, partially offset by a decrease in transaction-related costs associated with the 2016 acquisitions and secondary equity offering.

Corporate Overhead

General and administrative expenses and sales and marketing expenses also include corporate overhead which is excluded from our North America and International segments' profitability measures. Corporate overhead includes administrative costs required to operate effectively as a public company, recurring professional fees, corporate-related insurance costs, personnel costs of our executive team, and certain individuals within our finance and human resource departments. We experienced an increase in corporate overhead of approximately $1.8 million, or 28.8%, from approximately $6.2 million for the year ended December 31, 2015 to approximately $7.9 million for the year ended December 31, 2016, primarily as a result of operating as a public company for a full year in 2016.

(Gain) Loss on Change in Fair Value of Contingent Consideration

In addition to the base purchase price consideration paid at closing for Paqui in April 2015 and Boundless Nutrition in April 2016, the respective purchase agreements require that we pay additional purchase price earn-out consideration that is contingent upon the achievement of a defined contribution margin during 2018. We established the fair value of the contingent consideration based on facts and circumstances that existed as of the respective acquisition dates. At each report date, we remeasure the fair value of the contingent consideration based on our revised forecast of Paqui and Boundless Nutrition operating results in 2018, which resulted in a non-cash gain of approximately $0.5 million for the year ended December 31, 2016 and a non-cash loss of approximately $1.5 million for the year ended December 31, 2015. Refer to Notes 2 and 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion about the Paqui and Boundless Nutrition acquisitions and the related contingent consideration.
Interest Expense
Interest expense increased approximately $10.5 million, or 84.2%, from $12.4 million for the year ended December 31, 2015 to $22.9 million for the year ended December 31, 2016. On September 2, 2016, we entered into a Credit Facility, which provided for Term Loans in the aggregate principal amount of $600 million and Revolving Loans in the aggregate principal amount of $50 million. We borrowed from the Term Loans in full to finance our acquisition of Tyrrells Group and to pay down all outstanding indebtedness under our Prior Credit Facility. As a result of this financing activity, we incurred additional interest expense of approximately $9.6 million for the year ended December 31, 2016, associated with a net increase in term loan borrowings of approximately $410.3 million. We also incurred additional interest expense of approximately $0.6 million related to an increase in borrowings outstanding under our revolving credit facilities during the comparable twelve month periods. Lastly, we incurred additional interest expense of approximately $0.1 million associated with the issuance of notes payable to the sellers of Boundless Nutrition and Paqui in April 2016 and April 2015, respectively, and additional interest expense of approximately $0.1 million related to the first annual payment due under the Tax Receivable Agreement ("TRA").
Based on our current interest rate, our current outstanding borrowings on our revolving credit facility and accounting for scheduled principal reductions we estimate our cash interest expense will approximate $40 million for the year ended December 31, 2017. Refer to the Liquidity and Capital Resources section herein for additional information regarding our Credit Facility. We anticipate interest expense will increase significantly in 2017 when compared to 2016 for the reasons described above.
Other Income
Other income for the year ended December 31, 2016 includes a gain of approximately $3.6 million associated with the settlement of a forward currency exchange contract in September 2016, entered into in connection with our acquisition of Tyrrells Group. Other income also includes approximately $0.5 million related to a reduction of our TRA obligation based on changes to actual results and estimates of our future state blended tax rate. The remaining amount in other income of approximately $2.2 million represents gains from foreign currency transactions.

Loss on Extinguishment of Debt
We paid off all outstanding indebtedness under our Prior Credit Facility on September 2, 2016 and recognized a loss on extinguishment of debt of approximately $1.1 million, related to the write-off of unamortized deferred financing costs incurred under the Prior Credit Facility.
Income Tax Expense
Income tax expense for the year ended December 31, 2016 was $15.4 million on pre-tax income of $42.7 million compared to income tax expense of $14.3 million on pre-tax income of $24.2 million for the year ended December 31, 2015. The effective tax rate was 36.0% and 59.2% for the years ended December 31, 2016 and 2015, respectively.  The decrease to the effective tax rate was primarily due to significant non-deductible IPO-related costs in 2015, which increased the rate for the year ended December 31, 2015, the beneficial impact of foreign operations for the year ended December 31, 2016, the beneficial impact of unrealized foreign currency remeasurement gain on intercompany debt for the year ended December 31, 2016, and a decrease in the amount of stock based compensation compared to prior year. It is the Company’s intention to indefinitely reinvest all foreign earnings outside the United States, therefore no provision for U.S. federal or state income taxes is recorded on those earnings.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
The unaudited pro forma consolidated statements of income for the year ended December 31, 2014 present our consolidated results of operations giving pro forma effect to the Sponsor Acquisition, the December 2014 Special Dividend and the May 2015 Special Dividend, as more fully described in Note 1 and Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, as if such transactions had occurred as of January 1, 2014. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.
The unaudited pro forma consolidated financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors” and the historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10K.
The Sponsor Acquisition was accounted for using the acquisition method of accounting. The initial estimated fair values of the acquired assets and assumed liabilities as of the date of acquisition, which are based on the consideration paid and estimates and our assumptions, are reflected herein. As explained in more detail in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, the total purchase price of approximately $320 million to acquire the SkinnyPop business has been allocated to the assets acquired and assumed liabilities of SkinnyPop based upon estimated fair values at the date of acquisition. Independent valuation specialists conducted analyses in order to assist our management in determining the fair values of the acquired assets and liabilities assumed. The Company has completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition.
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

Comparison of Year Ended December 31, 2015 to Pro Forma Year Ended December 31, 2014 (unaudited)
The following table compares our results of operations, including as a percentage of net sales, for the year ended December 31, 2015 to the pro forma year ended December 31, 2014 (unaudited). Amounts are in thousands except percentage information.

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

Liquidity and Capital Resources
Liquidity represents our ability to generate sufficient cash from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise mainly from working capital requirements and general corporate purposes, including capital expenditures and debt service. We believe our cash on hand and cash to be provided from our operations, in addition to borrowings available under our Revolving Loans, will be sufficient to fund our contractual commitments and repay our obligations as required and meet our operational requirements for at least the next 12 months. Under the terms of the Credit Facility, we are permitted to raise additional Revolving and Term Loans with existing and new lenders. As of December 31, 2016, we had $40.1 million of available capacity under our Revolving Loans.

As of December 31, 2016, we had $10.3 million of cash and cash equivalents on hand. We maintain cash and cash equivalents at various financial institutions located throughout the world. Approximately $6.1 million or 59% of these amounts were held in domestic accounts and approximately $4.2 million or 41% of these amounts were held in accounts outside of the United States with various financial institutions. It is the Company’s intention to indefinitely reinvest all foreign earnings outside the United States, therefore no provision for U.S. federal or state income taxes on those earnings has been recorded.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional U.S. tax expense upon such repatriation that is not currently accrued in our consolidated financial statements.
During the year ended December 31, 2016, we used approximately $25.2 million of cash on hand to pay down the Founder Contingent Compensation liability.
In October 2016, we made our first annual payment of approximately $6.6 million under the TRA. In 2017, we estimate that we will pay approximately $7.1 million under the TRA and we expect the remaining annual payments to be significant over the next fourteen years.
Future Capital Requirements
During the year ended December 31, 2016, we invested approximately $5.9 million in capital expenditures, which was primarily related to the expansion of our manufacturing capacity in both North America and internationally. In 2017, we expect to invest up to $15.0 million in capital expenditures, primarily related to the purchase of manufacturing equipment that will increase our capacity in both North America and internationally.
Historical Cash Flow
Comparison of Year Ended December 31, 2016 and Year Ended December 31, 2015
The following table summarizes our cash flows from operating, investing and financing activities:

	Successor
	Year Ended December 31,
(in thousands)	2016	2015	Change
Cash flows provided by (used in):
Operating activities	$(803)	$46,999	$(47,802)
Investing activities	(388,077)	(8,607)	(379,470)
Financing activities	380,972	(25,256)	406,228
Effect of exchange rate changes on cash and cash equivalents	(520)	—	(520)
Net (decrease) increase in cash	$(8,428)	$13,136	$(21,564)

Operating Activities
Net cash provided by operating activities was approximately $47.0 million for the year ended December 31, 2015 compared to net cash used in operating activities of approximately $0.8 million for the year ended December 31, 2016, resulting in a decrease in cash provided by operating activities of approximately $47.8 million for the comparable periods. The decrease in cash provided by operating activities was primarily driven by payments totaling $25.2 million made to the founders of SkinnyPop during the year ended December 31, 2016, related to their employment agreements entered into in connection with our acquisition of SkinnyPop Popcorn LLC, in July 2014. Refer to Notes 2 and 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion regarding this obligation. We also experienced a decrease in cash provided by operating activities associated with an increase in general corporate cash needs required to build out our internal sales, marketing and finance teams and operate effectively as a public company. Lastly, our investment in working capital increased in 2016 when compared to 2015.
Investing Activities
Net cash used in investing activities increased approximately $379.5 million from approximately $8.6 million for the year ended December 31, 2015 to approximately $388.1 million for the year ended December 31, 2016.

During the year ended December 31, 2016, we used approximately $365.6 million to acquire Tyrrells Group and approximately $16.5 million to acquire Boundless Nutrition, net of cash acquired, and made capital expenditures of approximately $5.9 million. During the year ended December 31, 2015, we used approximately $7.8 million to acquire Paqui, net of cash acquired, and made capital expenditures of approximately $0.8 million.
Financing Activities
Net cash used in financing activities was approximately $25.3 million for the year ended December 31, 2015, compared to net cash provided by financing activities of approximately $381.0 million for the year ended December 31, 2016, resulting in an increase in cash provided by financing activities of approximately $406.2 million for the comparable periods.
Net cash used in financing activities for the year ended December 31, 2015 included $22.3 million of distributions paid in May 2015 to members of TA Topco 1, LLC ("Topco"), the former parent entity of the Company, $10.2 million of scheduled principal payments toward the outstanding balance on our term loan and $15.0 million in pay downs on our revolving credit facility. These cash outflows were partially offset by borrowings of $22.5 million from our term loan and revolving credit facility, which we used to fund the aforementioned distributions paid to members of Topco in May 2015.
During the year ended December 31, 2016, we borrowed from Term Loans in full under our Credit Facility to finance our acquisition of Tyrrells Group and to pay off all outstanding indebtedness under our Prior Credit Facility. We received $593.4 million in proceeds from the Term Loans, net of an original issue discount ("OID") of $6.6 million, and paid lender and legal fees of approximately $15.5 million in connection with the issuance of our Credit Facility. We used $195.7 million in proceeds from Term Loans under our Credit Facility to pay off outstanding indebtedness under the Credit Facility. Subsequent to the activity described above, we borrowed $8.5 million in Revolving Loans and paid $1.5 million toward the outstanding balance on our Term Loans under our Credit Facility. Lastly, during the year ended December 31, 2016, we made our first annual payment of approximately $6.6 million under the TRA.
Comparison of Year Ended December 31, 2015 and Year Ended December 31, 2014 (Combined)
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
Financing Activities
Net cash provided by financing activities was $259.0 million for the year ended December 31, 2014 (combined) compared to net cash used in financing activities of $25.3 million for the year ended December 31, 2015, resulting in a decrease in cash provided by financing activities of $284.3 million for the comparable periods. Net cash used in financing activities for the year ended December 31, 2015 included $22.3 million of distributions paid to members of Topco in May 2015, $10.2 million of scheduled principal payments toward the outstanding balance on our term loan and pay downs totaling $15.0 million on our revolving facility. These cash outflows were partially offset by borrowings of $22.5 million from our term loan and revolving facility which were used to fund the distributions paid to members of Topco in May 2015.
Net cash provided by financing activities for the Successor period July 17, 2014 to December 31, 2014, included an equity contribution of $151.0 million in connection with the Sponsor Acquisition and proceeds from the issuance of term loans totaling $200.0 million, net of fees and expenses of $3.7 million. These cash inflows were partially offset by a $59.8 million distribution paid to members of Topco.
Cash used in financing activities for the Predecessor period January 1, 2014 to July 16, 2014 included cash paid as distributions to the members of the Predecessor entity.

Indebtedness
Credit Facility
In connection with the acquisition of Tyrrells Group, the Company entered into a Credit Agreement on September 2, 2016 (the "Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans") and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"), of which $20 million is denominated in pounds sterling. The Company borrowed from the Term Loans in full to finance the acquisition of Tyrrells Group and pay down all outstanding indebtedness under the Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). As of December 31, 2016, the Company had $40.1 million of available capacity under the Revolving Loans.
In connection with the issuance of the Credit Facility, we incurred an original issue discount ("OID") of approximately $6.6 million and paid lender and legal fees of approximately $15.4 million, which are capitalized and presented as a direct reduction to the related debt instrument in the accompanying consolidated balance sheets. These costs are recognized as additional interest expense over the term of the related debt instrument using the effective interest method. In addition, we recognized a loss on extinguishment of debt of approximately $1.1 million related to the write-off of unamortized deferred financing costs incurred under the Prior Credit Facility.
We must repay the Term Loans in installments of $1.5 million per quarter due on the last day of each quarter beginning with the quarter ending December 31, 2016, with the remaining balance due at maturity in a final installment of $559.5 million. The Term Loans and Revolving Loans are scheduled to mature on September 2, 2023 and September 2, 2021, respectively.
In addition to the installment payments described above, the Credit Facility includes an annual mandatory prepayment of the Term Loans from 50% of our excess cash flow as measured on annual basis, with step-downs to 25% and 0% of our excess cash flow if our Total Leverage Ratio (as defined in the Credit Facility), tested as of the last day of our fiscal year, is less than 4.50 to 1.00 but greater than 3.75 to 1.00, and less than or equal to 3.75 to 1.00, respectively. Excess cash flow is generally defined as our Consolidated Net Income (as defined in the Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and certain restricted payments, as adjusted for changes in our working capital and less other customary items.
In addition, the Credit Facility requires mandatory prepayment of the Term Loans from the net cash proceeds of (i) certain debt issuances and (ii) certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case of this clause (ii) subject to our right in some circumstances to reinvest such proceeds in the business. Any voluntary prepayment as part of a repricing transaction shall be accompanied by a prepayment premium equal to 1.0% of the principal amount of such prepayment, if such prepayment is made on or prior to the date that is twelve months after September 2, 2016.

Interest

The Term Loans bear interest, at our option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if our First Lien Leverage Ratio (as defined in the New Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. As of December 31, 2016, the interest rate on the outstanding Term Loans balance was 6.50% per annum and the weighted average rate on the outstanding Revolver Loans balance was 6.23% per annum.
We are also required to pay a commitment fee on the unused commitments under the Revolving Loans at a rate equal to 0.50% per annum with a step-down to 0.375% per annum, if our First Lien Leverage Ratio is less than or equal to 3.25 to 1.00.
Guarantees
The Credit Facility is secured by liens on substantially all of our assets, including a pledge of 100% of the equity interests in our domestic subsidiaries and a pledge of 65% of the voting equity interests and 100% of the non-voting equity interests in our direct foreign subsidiaries. All obligations under the Credit Facility are unconditionally guaranteed by substantially all of our direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.
Covenants
As of the last day of any fiscal quarter, the terms of the Credit Facility require us (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.0, initially, and decreasing to 6.25 to 1.0 over the term of the Credit Facility. As of December 31, 2016, we were in compliance with our financial covenants.
The Credit Facility contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Facility contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests, entering into affiliate transactions and asset sales. The Credit Facility also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

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

Contractual Obligations and Other Long-Term Liabilities
The following table summarizes our contractual obligations as of December 31, 2016 (amounts in thousands):

	Payments Due by Period
	2017	2018 - 2019	2020 - 2021	Thereafter	Total
Long-term debt (1)	$7,000	$18,905	$20,500	$568,500	$614,905
Interest on long-term debt (2)	39,750	78,307	79,032	65,299	262,388
Operating leases (3)	1,384	1,726	1,409	1,411	5,930
Purchase commitments (4)	26,710	7,798	—	—	34,508
Tax receivable obligation (5)	7,114	13,029	13,020	55,856	89,019
Total contractual obligations	$81,958	$119,765	$113,961	$691,066	$1,006,750

(1)	Amounts include aggregate principal payments.

(2)
Amounts include interest expense expected to be incurred on our debt based on obligations outstanding at December 31, 2016. For variable rate debt, the current rate in effect for the most recent payment through December 31, 2016 is assumed to be in effect through the respective maturity date of each debt instrument.

(3)
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

(5)
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

Off-Balance Sheet Arrangements

Through December 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Inventories
In our North American segment, inventories are valued at the lower of cost or market using the weighted-average cost method. We procure certain raw materials inputs and packaging from suppliers and contracts with third-party firm to assemble and warehouse finished products. The third-party co-manufacturers invoice us monthly for labor inputs upon the production or shipment of finished product during the period.
In our International segment, inventories are valued at the lower of cost or market using the first-in, first-out method. We own the manufacturing facilities used for production. The costs of finished goods inventories include raw materials, direct labor, indirect production, and overhead costs.
Write-downs are provided for finished goods expected to become non-saleable due to age and provisions are specifically made for slow moving or obsolete raw ingredients and packaging. We also adjust the carrying value of our inventories when we believe that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete and estimated selling prices. Charges related to slow moving or obsolete items are recorded as a component of cost of goods sold. Charges related to packaging redesigns are recorded as a component of selling and marketing expenses. Once inventory is written down, a new, lower-cost basis is established. These adjustments are estimates that require management judgment. Actual results could vary from our estimates and additional inventory write-downs could be required.
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

Goodwill and Intangible Assets
In connection with the Sponsor Acquisition in July 2014 and the subsequent acquisitions of Paqui, Boundless Nutrition and Tyrrells Group, we recorded goodwill totaling $152 million resulting from the excess of aggregate purchase consideration over the fair value of the assets acquired and liabilities assumed.

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
The estimate of the fair values of our reporting units are based on the best information available as of the date of the assessment. We generally use a blended analysis of the present value of discounted cash flows (or income approach)and the market approach. The discounted cash flow model uses the present values of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital. The market approach indicates the fair value of a reporting unit based on a comparison to comparable publicly traded firms in similar businesses. Estimates used in the market approach include the identification of similar companies with comparable business factors. If the fair value does not exceed the carrying value, an impairment charge is recorded for the difference.
We completed the annual impairment testing of our reporting units as of July 1, 2016. Based on the valuations performed, the fair value of our SkinnyPop, Paqui and Oatmega reporting units exceeded their recorded carrying values by approximately $956 million or 399%, $34 million or 403% and $9 million or 145%, respectively. Thus, we did not record an impairment. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. Our Tyrrells Group's reporting units will be subject to our annual impairment test as of July 1, 2017.
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
We completed the annual impairment testing of our SkinnyPop, Paqui and Oatmega trade names as of July 1, 2016. Based on the valuations performed, the fair value of our SkinnyPop, Paqui and Oatmega trade names exceeded their recorded carrying values by approximately $815 million or 502%, $16.3 million or 281% and $3.0 million or 127%, respectively. Thus, we did not record an impairment. Although we believe our assumptions are reasonable, different assumptions or changes in the future may result in different conclusions and expose us to impairment charges in the future. Our Tyrrells Group's reporting units will be subject to our annual impairment test as of July 1, 2017.

Income Taxes
Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes, measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized based on historical and projected earnings and realization. We record a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits. Our policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. At December 31, 2016, we had no valuation allowance nor any uncertain tax positions.
Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statues of limitations in the jurisdictions in which we operate.
It is our intention to indefinitely reinvest all foreign earnings outside the United States, therefore no provision for U.S. federal or state income taxes on those earnings has been recorded. The amount of unrecognized deferred tax liability related to the unremitted earnings is not material.

Non-GAAP Financial Measures
We include Adjusted EBITDA, which we refer to as a non-GAAP measures, in this report because it is an important measure upon which our management assesses our operating performance. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and the impact of equity-based compensation expense. In addition, our Credit Agreement contains financial maintenance covenants, including a total funded debt ratio and a minimum fixed charged ratio, that use Adjusted EBITDA as one of their inputs. Because this non-GAAP measure facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use it for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe this non-GAAP measure and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our use of this non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA measure does not reflect our cash expenditures for capital equipment or other contractual commitments;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements;

•	Adjusted EBITDA measures may not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
In evaluating this non-GAAP measure, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of any non-GAAP measure should not be construed as an inference that our future results will be unaffected by these expenses or any other expenses, whether or not they are unusual or non-recurring items. When evaluating our performance, you should consider this non-GAAP measure alongside other financial performance measures, including our net income and other GAAP results.
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

The following tables present a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (amounts in thousands):

			Pro Forma
			Combined
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income	$27,293	$9,885	$13,608	(1)
Non-GAAP adjustments:
Interest expense	22,898	12,428	12,884	(1)
Income tax expense	15,360	14,321	7,326	(1)
Depreciation	2,431	310	177
Amortization of intangible assets	5,316	4,228	4,166	(1)
Inventory fair value adjustment	694	—	401
Equity-based compensation expense	5,669	3,305	235
Founder contingent compensation	—	18,261	18,408	(1)
(Gain) loss on change in fair value of contingent consideration	(505)	1,521	—
Tax receivable agreement revaluation	(516)	—	—
Foreign currency gains	(5,759)	—	—
Loss on extinguishment of debt	1,100	—	—
Transaction-related expenses:
Sponsor acquisition-related expenses	—	—	510	(1)
IPO related expenses (2)	—	9,339	—
Equity offering-related expenses (3)	748	—	—
Acquisition-related expenses (4)	10,089	461	—
Executive recruitment (5)	113	742	646
Recapitalization expenses (6)	—	91	178
Adjusted EBITDA	$84,931	$74,892	$58,539

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

(3)
Includes legal, accounting, printing and filing fees paid in connection with the our secondary equity public offering, which closed in May 2016, and our shelf registration with the SEC in November 2016.

(4)	Includes legal, accounting, consulting and ratings agency fees along with severance expenses and integration costs incurred in connection with our acquisition of Tyrrells Group in September 2016, Boundless Nutrition in April 2016 and Paqui in April 2015.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include market sensitivities as follows:
Ingredient Risk
We purchase ingredients, including popcorn kernels, potatoes, root vegetables, why protein, oats, white corn, sunflower oil, canola oil, seasoning, and packaging materials used in the manufacturing of our products. These ingredients are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary ingredients as of December 31, 2016, and December 31, 2015, which would have resulted in an increase or decrease to cost of goods sold for the years ended December 31, 2016 and 2015 of approximately $6.6 million and $3.9 million, respectively. We seek to mitigate the impact of ingredient cost increases through forward-pricing contracts and taking physical delivery of future ingredient needs. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.
Interest Rate Risk
We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future. Based on the average interest rate on the Credit Facility during the year ended December 31, 2016 and to the extent that borrowings were outstanding, we do not believe that a 1.0% change in the interest rate would have a material effect on our results of operations or financial condition. Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would increase the annual interest expense on the variable rate portion of our long-term borrowings under our Credit Facility by approximately $6.1 million.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to a change in interest rates.
Foreign Exchange Risk
As a result of our acquisition of Tyrrells Group on September 2, 2016, we are now exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. For the approximate four month period subsequent to the acquisition, approximately 15% of our total revenue was generated outside the U.S. The foreign currencies that our international subsidiaries conduct business in are the British Pound Sterling, the Euro, the Australian dollar and the Canadian dollar. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. We do not currently utilize foreign currency derivative contracts to manage foreign exchange risk but are assessing our options to effectively manage this risk in the future.

The market risk related to foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation or depreciation of the U.S. dollar relative to the British Pound Sterling, would result in a change to net income of approximately $0.4 million for the year ended December 31, 2016. A 10% appreciation or depreciation of the U.S. dollar relative to the Euro, Australian or Canadian dollar would not have a significant impact on our results of operation.

We are exposed to foreign exchange rate fluctuations as we translate or remeasure the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries financial statements into U.S dollars will lead to translation gains or losses which are recorded as a component of accumulated other comprehensive income (loss). If there is a change in foreign currency exchange rates and the foreign subsidiaries account balances are not denominated in its functional currency, the remeasurement of the foreign subsidiaries financial statements into its functional currency will result in gains or losses in the consolidated statements of comprehensive income (loss).

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

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-40 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of our internal control over financial reporting, as of December 31, 2016, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Crisps Topco Limited and its subsidiaries (Tyrrells Group).  We acquired Tyrrells Group on September 2, 2016, which represented approximately 55% of consolidated total assets as of December 31, 2016, 15% of consolidated net sales and 7% of consolidated net income for the year ended December 31, 2016.  We have included the financial results of Tyrrells Group in our consolidated financial statements from the date of acquisition.  We are in the process of integrating the Tyrrells Group operations within our internal control structure.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B.    Other Information

2017 Annual Meeting of Stockholders

We will be holding our 2017 Annual Meeting of Stockholders on May 11, 2017 at 8:00 am Central Time at the JW Marriott Austin at 110 E. 2nd Street, Austin, Texas 78701. Additional information with respect to the 2017 Annual Meeting of Stockholders will be contained in the definitive Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information pertaining to security ownership of management and certain beneficial owners of our common stock with respect to this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the "2015 Plan"), as discussed in more detail in Note 13 in the accompanying Notes to Consolidated Financial Statements contained in Item 8. The following table presents equity compensation plan information as of December 31, 2016.

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders	4,931,963	(1)	$12.64	(2)	3,953,458	(1)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	4,931,963		$12.64		3,953,458

(1)    Consists of restricted stock awards, restricted stock units and stock options granted to our officers, employees, non-employee directors and consultants.

(2)    Reflects the weighted-average exercise price of 342,667 stock options outstanding as of December 31, 2016, under the 2015 Plan. Restricted stock awards and restricted stock units do not have an exercise price and are not included in the calculation of the weighted-average exercise price set forth in column (b).

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8. Financial
Statements and Supplementary Data.

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets for the Successor as of December 31, 2016 and 2015	F-2

Consolidated Statements of Comprehensive Income (Loss) for the Successor years ended December 31, 2016 and December 31, 2015, Successor period July 17, 2014 to December 31, 2014 and Predecessor period January 1, 2014 to July 16, 2014
F-3

Consolidated Statements of Shareholders'/Members’ Equity for the Successor years ended December 31, 2016 and December 31, 2015, Successor period July 17, 2014 to December 31, 2014 and Predecessor period January 1, 2014 to July 16, 2014
F-4

Consolidated Statements of Cash Flows for the Successor years ended December 31, 2016 and December 31, 2015, Successor period July 17, 2014 to December 31, 2014 and Predecessor period January 1, 2014 to July 16, 2014
F-5

Notes to Consolidated Financial Statements of Amplify Snack Brands, Inc. and Subsidiaries	F-6

(b)    Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement by and among Crisps Holdings Limited, individual selling equityholders, Thunderball Bidco Limited and SkinnyPop Popcorn LLC, dated August 6, 2016.	8-K	001-37530	2.1	August 8, 2016

2.2	Warranty Deed Relating to the Sale and Purchase of Crisps Topco Limited, by and among certain individual warrantors and Thunderball Bidco Limited, date August 6, 2016	8-K	001-37530	2.2	August 8, 2016

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-205274	3.2	July 24, 2015

3.2	Form of Amended and Restated Bylaws of the Registrant.	S-1	333-205274	3.4	July 16, 2015

4.1	Form of common stock certificate of the Registrant	S-1	333-205274	4.1	July 16, 2015

4.2	Stockholders Agreement, by and among the Registrant and certain of its stockholders.	S-1	333-205274	4.3	July 16, 2015

4.3	Amended and Restated Registration Rights Agreement, by and among the Registrant and certain of its stockholders.	8-K	001-37530	4.1	September 2, 2016

4.4	Form of senior indenture, to be entered into between the Registrant and the trustee designated therein	S-3	333-214604	4.3	November 14, 2016

4.5	Form of subordinated indenture, to be entered into between the Registrant and the trustee designated therein	S-3	333-214604	4.5	November 14, 2016

10.1#	Forms of Indemnification Agreement	S-1	333-205274	10.1	July 16, 2015

10.2#	2015 Stock Option and Incentive Plan, and related form agreements thereunder.	8-K	001-37530	10.1	September 2, 2016

10.3#	Employment Agreement, dated July 17, 2014, by and between Thomas C. Ennis and TA Topco 1, LLC.	S-1	333-205274	10.3	June 26, 2015

10.4#	Employment Agreement, dated September 2, 2014, by and between Brian Goldberg and TA Topco 1, LLC.	S-1	333-205274	10.4	June 26, 2015

10.5#	Employment Agreement, dated July 17, 2014, by and between Jason Shiver and TA Topco 1, LLC.	S-1	333-205274	10.5	June 26, 2015

10.6#	Employment Agreement, dated July 17, 2014, by and between SkinnyPop Popcorn LLC and Pamela L. Netzky.	S-1	333-205274	10.6	June 26, 2015

10.7#	Employment Agreement, dated July 17, 2014, by and between SkinnyPop Popcorn LLC and Andrew S. Friedman.	S-1	333-205274	10.7	June 26, 2015

10.8	Office Lease, dated as of February 26, 2015, by and between International Bank of Commerce and the Registrant.	S-1	333-205274	10.8	June 26, 2015

10.9	Credit Agreement, dated as of July 17, 2014, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto, Jefferies Finance LLC and BNP Paribas Securities Corp.	S-1	333-205274	10.9	June 26, 2015

10.10	First Amendment to the Credit Agreement, dated as of August 18, 2014, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto, Jefferies Finance LLC and BNP Paribas Securities Corp.	S-1	333-205274	10.10	June 26, 2015

10.11	Second Amendment to the Credit Agreement, dated as of December 23, 2014, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto, Jefferies Finance LLC and BNP Paribas Securities Corp.	S-1	333-205274	10.11	June 26, 2015

10.12	Collateral Agreement, dated as of July 17, 2014, by and among SkinnyPop Popcorn LLC, the Registrant and Jefferies Finance, LLC.	S-1	333-205274	10.12	June 26, 2015

10.13†	Manufacturing and Supply Agreement, dated February 27, 2014, between SkinnyPop Popcorn LLC and Assemblers Food Packaging LLC as amended by Addendum No. 1 to the Manufacturing and Supply Agreement, dated April 29, 2015	S-1	333-205274	10.13	June 26, 2015

10.14†	Contract Regarding Sale of Goods No. 14-3-31, dated April 1, 2014, by and between Preferred Popcorn, LLC and Skinny Pop Popcorn, as amended by the second addendum to Contract Regarding Sale of Goods dated September 8, 2014.	S-1	333-205274	10.14	June 26, 2015

10.15†	Contract Regarding Sale of Goods No. 14-12-23, dated January 22, 2015, by and between Preferred Popcorn, LLC and Skinny Pop Popcorn.	S-1	333-205274	10.15	June 26, 2015

10.16†	Contract Regarding Sale of Goods No. 15-1-23, dated February 14, 2015, by and between Preferred Popcorn, LLC and Skinny Pop Popcorn	S-1	333-205274	10.16	June 26, 2015

10.17†	Contract Regarding Sale of Goods No. 15-1-27, dated February 14, 2015, by and between Preferred Popcorn, LLC and Skinny Pop Popcorn.	S-1	333-205274	10.17	June 26, 2015

10.18	Tax Receivable Agreement.	S-1	333-205274	10.18	June 26, 2015

10.19	Offer Letter, dated September 23, 2014, by and between TA Topco 1, LLC and Dawn Hudson.	S-1	333-205274	10.19	June 26, 2015

10.20	Offer Letter, dated March 13, 2015, by and between TA Topco 1, LLC and John K. Haley.	S-1	333-205274	10.20	June 26, 2015

10.21	Offer Letter, dated May 7, 2015, by and between TA Topco 1, LLC and Chris Elshaw.	S-1	333-205274	10.21	June 26, 2015

10.22	Third Amendment to the Credit Agreement, dated as of May 29, 2015, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto and Jefferies Finance LLC.	S-1	333-205274	10.22	June 26, 2015

10.23	Form of Fourth Amendment to the Credit Agreement, by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto and Jefferies Finance LLC.	S-1	333-205274	10.23	July 16, 2015

10.24#	Non- Employee Director Compensation Policy.	S-1	333-205274	10.24	July 16, 2015

10.25#	Form of Employment Agreement with the Registrant’s executive officers.	S-1	333-205274	10.25	July 16, 2015

10.26	Fifth Amendment to the Credit Agreement, dated as of June 30, 2016 by and among the Registrant, SkinnyPop Popcorn LLC, the lenders party thereto and Jefferies Finance	8-K	001-37530	10.1	July 1, 2016

10.27	Credit Agreement, dated as of September 2, 2016, by and among the Registrant, certain subsidiaries of the Registrant, the financial institutions and agents listed therein, and Jefferies Finance LLC.	8-K	001-37530	10.2	September 2, 2016

10.28	Employment Agreement by and between the Registrant and David Milner dated as of June 24, 2010, as amended August 1, 2013 and September 2, 2016.	8-K	001-37530	10.3	September 2, 2016

21.1	List of subsidiaries of Amplify Snack Brands, Inc.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions of this exhibit.
#	Indicates management contract or compensatory plan, contract, or agreement.
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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amplify Snack Brands, Inc.
Date: March 16, 2017	By:	/s/ Brian Goldberg
Brian Goldberg
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Ennis	Chief Executive Officer and Director	March 16, 2017
Thomas Ennis	(Principal Executive Officer)

/s/ Brian Goldberg	Chief Financial Officer	March 16, 2017
Brian Goldberg	(Principal Financial and Accounting Officer)

/s/ Jeffrey S. Barber	Chairperson of the Board of Directors	March 16, 2017
Jeffrey S. Barber

/s/ William David Christ II	Director	March 16, 2017
William David Christ II

/s/ Chris Elshaw	Director	March 16, 2017
Chris Elshaw

/s/ John K. Haley	Director	March 16, 2017
John K. Haley

/s/ Dawn Hudson	Director	March 16, 2017
Dawn Hudson

/s/ Andrew S. Friedman	Director	March 16, 2017
Andrew S. Friedman

/s/ Pamela L. Netzky	Director	March 16, 2017
Pamela L. Netzky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Amplify Snack Brands, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Amplify Snack Brands, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), shareholders’/members’ equity and cash flows for the years ended December 31, 2016 and 2015 (Successor), for the period from July 17, 2014 to December 31, 2014 (Successor), and for the period from January 1, 2014 to July 16, 2014 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Amplify Snack Brands, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015 (Successor), for the period from July 17, 2014 to December 31, 2014 (Successor), and for the period from January 1, 2014 to July 16, 2014 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Austin, Texas
March 16, 2017

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,323	$18,751
Accounts receivable, net of allowances of $9,261 and $2,272, respectively	42,852	11,977
Inventories	18,250	6,829
Other current assets	7,804	1,293
Total current assets	79,229	38,850
Property and equipment, net	45,884	2,153
Other assets:
Goodwill	151,953	47,421
Intangible assets, net	559,996	269,468
Other assets	1,178	40
Total assets	$838,240	$357,932
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,582	$9,302
Accrued liabilities	12,505	5,230
Senior term loan-current portion	5,936	12,750
Founder contingent consideration	—	25,197
Tax receivable obligation- current portion	7,114	6,632
Notes payable, net- current portion	991	—
Other current liabilities	908	217
Total current liabilities	60,036	59,328
Long-term liabilities:
Senior term loan	571,576	181,704
Revolving credit facility	7,210	—
Notes payable, net	6,678	3,757
Net deferred tax liabilities	54,890	5,115
Tax receivable obligation	81,905	89,498
Other liabilities	4,211	3,107
Total long-term liabilities	726,470	283,181
Commitment and contingencies (Note 11)
Shareholders' equity:
Common stock, $0.0001 par value, 375,000,000 shares authorized at December 31, 2016 and 2015 and 76,786,000 and 74,843,470 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	8	8
Additional paid in capital	41,279	793
Common stock held in treasury, at par, 2,948,995 and 4,991,858 shares at December 31, 2016 and December 31, 2015, respectively	—	(1)
Retained earnings	41,916	14,623
Accumulated other comprehensive loss	(31,469)	—
Total shareholders' equity	51,734	15,423
Total liabilities and shareholders' equity	$838,240	$357,932
The accompanying notes are an integral part of these consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except shares/units outstanding and per share/unit information)

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014
Net Sales	$270,811	$183,915	$64,004	$68,353
Cost of goods sold	140,698	80,972	28,724	29,429
Gross profit	130,113	102,943	35,280	38,924
Sales & marketing expenses	32,049	18,527	6,977	5,661
General & administrative expenses	38,205	46,261	13,611	1,394
(Gain) loss on change in fair value of contingent consideration	(505)	1,521	—	—
Sponsor acquisition-related expenses	—	—	2,215	1,288
Total operating expenses	69,749	66,309	22,803	8,343
Operating income	60,364	36,634	12,477	30,581
Interest expense	22,898	12,428	4,253	—
Other income	(6,287)	—	—	—
Loss on extinguishment of debt	1,100	—	—	—
Income before income taxes	42,653	24,206	8,224	30,581
Income tax expense	15,360	14,321	3,486	—
Net income	27,293	9,885	4,738	30,581
Other comprehensive loss, net of income taxes	(31,469)	—	—	—
Comprehensive (loss) income	$(4,176)	$9,885	$4,738	$30,581

Basic and diluted earnings per share/unit	$0.36	$0.13	$0.07	$76,452.74

Basic weighted average shares/units outstanding	75,471,059	74,747,605	68,716,568	400
Diluted weighted average shares/units outstanding	75,553,885	74,747,605	68,716,568	400

The accompanying notes are an integral part of these consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders'/Members' Equity
(in thousands, except for share and unit data)

	Units		Additional Paid in Capital	Retained Earnings	Total
	Units	Amount
Predecessor
Balance at January 1, 2014	400	$—	$—	$7,067	$7,067
Net income	—	—	—	30,581	30,581
Distributions paid	—	—	—	(28,533)	(28,533)
Balance at July 16, 2014	400	$—	$—	$9,115	$9,115

	Common Stock		Additional Paid in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount		Shares	Amount
Successor
Balance at July 17, 2014	—	$—	$—	—	$—	$—	$—	—
Net income	—	—	—	—	—	4,738	—	4,738
Net initial capital contributions	75,000,000	8	175,942	—	—	—	—	175,950
Capital distributions	—	—	(59,755)	—	—	—	—	(59,755)
Equity-based incentive compensation	—	—	235	—	—	—	—	235
Effect of recapitalization of shares outstanding	—	—	1	7,411,263	(1)	—	—	—
Balance at December 31, 2014	75,000,000	$8	$116,423	7,411,263	$(1)	$4,738	$—	$121,168
Net income	—	—	—	—	—	9,885	—	9,885
Capital distributions	—	—	(22,285)	—	—	—	—	(22,285)
Issuance of tax receivable agreement	—	—	(96,130)	—	—	—	—	(96,130)
Vesting of restrictive stock awards	—	—	—	(2,262,875)	*	—	—	*
Forfeiture of restricted stock awards	(156,530)	*	—	(156,530)	*	—	—	*
Equity-based incentive compensation	—	—	2,785	—	—	—	—	2,785
Balance at December 31, 2015	74,843,470	$8	$793	4,991,858	$(1)	$14,623	$—	$15,423
Net income	—	—	—	—	—	27,293	—	27,293
Issuance of common shares as consideration	2,083,689	1	35,318	—	—	—	—	35,319
Vesting of restricted equity awards	21,251	—	—	(1,880,453)	—	—	—	—
Forfeiture of restricted equity awards	(162,410)	(1)	(123)	(162,410)	1	—	—	(123)
Equity-based incentive compensation	—	—	5,291	—	—	—	—	5,291
Foreign currency translation adjustment	—	—	—	—	—	—	(31,469)	(31,469)
Balance at December 31, 2016	76,786,000	$8	$41,279	2,948,995	$—	$41,916	$(31,469)	$51,734
* Amount rounds to zero.

The accompanying notes are an integral part of these consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in thousands)

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014
Operating activities:
Net income	$27,293	$9,885	$4,738	$30,581
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,431	310	99	78
Amortization of intangible assets	5,316	4,228	1,904	—
Amortization of deferred financing costs and debt discount	1,752	844	292	—
Deferred income taxes	1,661	8,241	(3,126)	—
Equity-based compensation expense	5,669	3,305	235	—
Founder contingent compensation	—	18,261	8,437	—
(Gain) loss on change in fair value of contingent consideration	(505)	1,521	—	—
Tax receivable agreement non-cash item	(516)	—	—	—
Loss on disposal of property, plant and equipment	29	—	—	—
Loss on extinguishment of debt	1,100	—	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,993)	(1,777)	(763)	(4,600)
Inventories	(1,857)	(461)	(2,964)	(956)
Other assets	(4,744)	(780)	(551)	353
Accounts payable	4,097	2,604	3,231	952
Accrued and other liabilities	(6,339)	818	2,687	(69)
Payments of founder contingent compensation	(25,197)	—	(1,500)	—
Net cash (used in) provided by operating activities	(803)	46,999	12,719	26,339
Investing activities:
Acquisition of Tyrrells Group, net of cash acquired	(365,618)	—	—	—
Acquisition of Boundless Nutrition, net of cash acquired	(16,522)	—	—	—
Purchase of Predecessor, net of cash acquired	—	—	(294,452)	—
Purchase of Paqui, LLC, net of cash acquired	—	(7,830)	—	—
Acquisition of property and equipment	(5,937)	(777)	(178)	(278)
Net cash used in investing activities	(388,077)	(8,607)	(294,630)	(278)
Financing activities:
Proceeds from issuance of common stock	—	—	150,950	—
Capital distributions	—	(22,285)	(59,755)	(28,533)
Term loan borrowings	593,420	7,500	200,000	—
Payments on term loans	(198,813)	(10,187)	—	—
Draws on revolving credit facilities	23,500	15,000	—	—
Payments on revolving credit facilities	(15,000)	(15,000)	—	—
Deferred financing costs	(15,540)	(284)	(3,669)	—
Payment under tax receivable agreement	(6,595)	—	—	—
Net cash provided by (used in) financing activities	380,972	(25,256)	287,526	(28,533)
Effect of exchange rate changes on cash and cash equivalents	(520)	—	—	—
Increase (decrease) in cash and cash equivalents	(8,428)	13,136	5,615	(2,472)
Cash and cash equivalents—Beginning of period	18,751	5,615	—	3,519
Cash and cash equivalents—End of period	$10,323	$18,751	$5,615	$1,047
Supplemental disclosure of cash flow information:
Income taxes paid	$15,901	$7,105	$5,600	$—
Interest paid	$17,679	$11,506	$3,961	$—
Non-cash activities during the period:
Issuance of common shares as consideration	$35,319	$—	$—	$—
Issuance of tax receivable agreement	$—	$96,130	$—	$—
Purchase of Predecessor, non-cash consideration	$—	$—	$25,000	$—
Issuance of notes payable as consideration	$3,776	$3,715	$—	$—
Contingent consideration	$1,085	$390	$—	$—
Acquisition of property and equipment via financing	$—	$833	$—	$—
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

Refer to Note 15 for additional details regarding the Company's IPO and secondary public offering.
Crisps Topco Limited Acquisition
On September 2, 2016, the Company completed its acquisition of Crisps Topco Limited (“Tyrrells Group”), a company incorporated under the laws of England and Wales, which owns the Tyrrells international portfolio of premium snack brands, through Thunderball Bidco Limited (the “Purchaser”), a direct, wholly-owned subsidiary of the Company. The acquisition was completed pursuant to a Share Purchase Agreement (the “Purchase Agreement”) with SkinnyPop Popcorn LLC, a direct wholly-owned subsidiary of the Company, Crisps Holdings Limited, a company incorporated under the laws of the Cayman Islands (the “Institutional Seller”) and individual selling equityholders (the “Management Sellers”). The Company acquired all of the outstanding equity interests of Tyrrells Group for total consideration of approximately $416.4 million. Refer to Note 3 for more details regarding this transaction
Sponsor Acquisition
On July 17, 2014, SkinnyPop Popcorn LLC (“SkinnyPop”) was acquired (the “Sponsor Acquisition”) by investment funds and entities associated with TA Associates for aggregate purchase consideration of $320 million, which included rollover stock from existing equity holders in SkinnyPop valued at $25 million. The aggregate purchase consideration, plus transaction-related expenses and financing costs, was funded by TA Associates' equity investment in Topco, as well as from certain members of management and net proceeds from a $150 million term loan borrowing.
The accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding and succeeding the Sponsor Acquisition, respectively. The Sponsor Acquisition results in a new basis of accounting beginning on July 17, 2014 and the financial reporting periods are presented as follows:

•	The years ended December 31, 2016 and December 31, 2015 are the successor periods.

•
The year ended December 31, 2014 includes the predecessor period of the Company from January 1, 2014 to July 16, 2014 and the successor period, reflecting the Sponsor Acquisition from July 17, 2014 to December 31, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Significant Risks and Uncertainties
The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, fluctuations in commodity prices, specifically popcorn kernels, potatoes and sunflower oil, continued acceptance of the Company’s products, competition from substitute products and larger companies and dependence on strategic relationships. In North America, the Company relies on contract manufacturers to manufacture and third-party logistics to distribute its products. The Company’s manufacturers and suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, equipment malfunction and weather and environmental factors, any of which could delay or impede the Company’s ability to meet demand.
Foreign Currency Transactions and Translation
Exchange adjustments resulting from foreign currency transactions are recognized as a component of other non-operating income (loss) in the accompanying consolidated statements of comprehensive income (loss). For the Company's non-U.S. dollar functional currency subsidiaries, assets and liabilities are translated into U.S. dollars by using year-end exchange rates. Income and expense items are translated at a weighted-average exchange rate prevailing during the year. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

fair value. The fair value of our term loan and revolving credit facility are estimated based on Level 2 inputs, which were quoted prices for identical or similar instruments in markets that are not active.
The following table presents liabilities measured at fair value on a recurring basis:

	Successor
	December 31, 2016	December 31, 2015
Liabilities:
Founder contingent compensation-current portion	$—	$25,197
Contingent consideration (1)	2,491	1,911
Total liabilities	$2,491	$27,108
(1)     Contingent consideration is reported in Other liabilities in the accompanying Consolidated Balance Sheets.

Founder Contingent Compensation

Considerable judgment is required in developing the estimate of fair value of Founder Contingent Compensation. The use of different assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The fair value measurement of the Founder Contingent Compensation obligation relates to the employment agreements entered into in connection with the Company's acquisition of SkinnyPop in July 2014. As of December 31, 2015, the
Company had accrued the entire liability balance of $25.2 million ratably over the contractual service period as expense in our consolidated statements of comprehensive income (loss). To determine the fair value, the Company valued the total contingent compensation liability based on the expected probability weighted compensation payments corresponding to certain contribution margin benchmarks defined in the employment agreements, as well as the associated income tax benefit using the estimated tax rates that would be in effect (Level 3). The estimated fair value represented the recognizable portion based on the maximum potential obligation allowable under the employment agreements.
The remaining obligation totaled $25.2 million at December 31, 2015, which consisted of $18.5 million in remaining payments based on the Company's achievement of certain contribution margin benchmarks defined in the employment agreements, and $6.7 million based on estimated tax savings to the Company associated with the tax deductibility of the payments under these employment agreements. The Company satisfied the obligation with payments of $23.0 million in March 2016 and $2.2 million in October 2016.
The following table summarizes the Level 3 activity related to the Founder Contingent Compensation (in thousands):

Balance as of July 17, 2014	$—
Charge to expense	8,436
Payments	(1,500)
Balance as of December 31, 2014	6,936
Charge to expense	18,261
Payments	—
Balance as of December 31, 2015	25,197
Payments	(25,197)
Balance as of December 31, 2016	$—
Contingent Consideration
In connection with the acquisition of Boundless Nutrition, LLC (“Boundless Nutrition”) in April 2016, payment of a portion of the purchase price is contingent upon the achievement for the year ending December 31, 2018 ("Boundless Earn-out Period") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of the notes issued to the sellers of Boundless Nutrition (see Notes Payable discussion below for additional details). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $1.7 million. At December 31, 2016, the Company adjusted the fair value of the contingent consideration to be approximately $1.1 million, based on a change in estimate used in the fair value calculation as of the acquisition date. This adjustment resulted in a decrease to goodwill and intangible assets on the accompanying consolidated balance sheet. The Company is required to reassess the fair value of the contingent consideration at each reporting period. During the year ended December 31, 2016, the Company has finalized the valuation of the acquired intangible assets (see Note 3).
In connection with the acquisition of Paqui, LLC (“Paqui”) in April 2015, payment of a portion of the purchase price is contingent upon the achievement for the year ending December 31, 2018 ("Earn-out Period") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of Paqui (see Notes Payable discussion below for additional details). As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $0.4 million (see Note 3) and the Company is required to reassess the fair value of the contingent consideration at each reporting period. At December 31, 2015, the Company remeasured the fair value of the contingent consideration based on a revised forecast of Paqui operating results for the Earn-out Period, resulting in a non-cash loss of approximately $1.5 million, which is included in loss on change in fair value of contingent consideration in the accompanying consolidated statements of comprehensive income (loss) for the successor year ended December 31, 2015. During the year ended December 31, 2016, the Company again remeasured the fair value of the contingent consideration to be approximately $1.4 million, based on a revised forecast of Paqui operating results for the Paqui Earn-out Period. This adjustment resulted in non-cash gain of approximately $0.5 million, which is included in gain on change in fair value of contingent consideration in the accompanying consolidated statements of comprehensive income (loss) for the successor year ended December 31, 2016.
The significant inputs used in the fair value estimates include numerous gross sales scenarios for the Earn-out Periods for which probabilities are assigned to each scenario to arrive at a single estimated outcome (Level 3). The estimated outcome is then discounted based on the individual risk analysis of the liability. The present value of the estimated outcome is used as the underlying price and the sum of the original principal amount and accrued interest of the notes issued to the sellers of Paqui ("earn-out threshold") is used as the exercise price in the Black-Scholes option pricing model. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of Paqui, or changes in the future may result in different estimated amounts.
The contingent consideration is included in Other liabilities in the accompanying consolidated balance sheets. The Company will satisfy these obligations with cash payments to the sellers of Paqui and Boundless Nutrition upon the achievement of the respective milestones discussed above.
The following table summarizes the Level 3 activity related to the Contingent Consideration (in thousands):

Balance as of December 31, 2014	$—
Fair value of Paqui contingent consideration at acquisition date	390
Loss on change in fair value of contingent consideration	1,521
Balance as of December 31, 2015	1,911
Fair value of Boundless Nutrition contingent consideration at acquisition date	1,085
Gain on change in fair value of contingent consideration	(505)
Balance as of December 31, 2016	$2,491
Notes Payable
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
Notes to Consolidated Financial Statements

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
Inventories
In our North American operations, inventories are valued at the lower of cost or market using the weighted-average cost method. The Company generally procures certain raw materials inputs and packaging from suppliers and contracts with third-party firms to assemble and warehouse finished products. The third-party co-manufacturers invoice the Company monthly for labor inputs upon the production or shipment of finished product during the period.
In our international operations, inventories are valued at the lower of cost or market using the first-in, first-out method. The Company owns the manufacturing facilities used for production. The costs of finished goods inventories include raw materials, direct labor, indirect production, and overhead costs.
Write-downs are provided for finished goods expected to become non-saleable due to age and provisions are specifically made for slow moving or obsolete raw ingredients and packaging. We also adjust the carrying value of our inventories when we believe that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete and estimated selling prices. Charges related to slow moving or obsolete items are recorded as a component of cost of goods sold. Charges related to packaging redesigns are recorded as a component of selling and marketing expenses. Once inventory is written down, a new, lower-cost basis is established. These adjustments are estimates that require management judgment. Actual results could vary from our estimates and additional inventory write-downs could be required.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation on machinery and equipment is provided in amounts sufficient to relate the cost of the assets to operations over their estimated service lives, which range between 5 to 15 years, using the straight-line method. Furniture and fixtures are depreciated over a period of 3 to 7 years, and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful lives. Maintenance and repairs are charged to expense as incurred. Assets not yet placed in use are not depreciated.
The useful lives of the Company's property and equipment are as follows:

Buildings and improvements	Up to 50 years
Machinery and equipment	5 to 15 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of lease term or estimated useful life
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
Deferred Financing Costs
Costs incurred in connection with debt issuances have been deferred, and are amortized using the effective interest method over the term of the related debt instrument as interest expense.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Goodwill and Intangible Assets
Goodwill is tested annually for impairment or more frequently if events or changes in circumstances indicate that impairment may have occurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Otherwise, the impairment analysis for goodwill includes a comparison of our carrying value (including goodwill) to our estimated fair value. If the fair value does not exceed the carrying value, then an impairment charge for the shortage is recorded. If the excess of the fair value of our identifiable assets and liabilities is less than the carrying value of recorded goodwill, an impairment charge is recorded for the difference. The Company performs its required annual assessment of goodwill as of July 1, of each fiscal year.
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
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and prior to any annual impairment test. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the successor years ended December 31, 2016 and 2015, the successor period July 17, 2014 to December 31, 2014, and the predecessor period January 1, 2014 to July 16, 2014.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015, the Company recorded total allowances against trade accounts receivable of $9.3 million and $2.3 million, respectively. Recoveries of receivables previously written off are recorded when received.

Description	Allowance for doubtful accounts	Allowance for promotional activities	Total Allowance
Balance as of December 31, 2013 (Predecessor)	$120	$1,557	$1,677
Charged to costs and expenses	—	8,726	8,726
Write-offs and adjustments	(80)	(9,380)	(9,460)
Balance as of July 16, 2014 (Predecessor)	40	903	943
Charged to costs and expenses	—	11,357	11,357
Write-offs and adjustments	60	(9,399)	(9,339)
Balance as of December 31, 2014 (Successor)	100	2,861	2,961
Charged to costs and expenses	—	28,455	28,455
Write-offs and adjustments	(100)	(29,044)	(29,144)
Balance as of December 31, 2015 (Successor)	—	2,272	2,272
Charged to costs and expenses	31	41,703	41,734
Write-offs and adjustments	(31)	(34,714)	(34,745)
Balance as of December 31, 2016 (Successor)	$—	$9,261	$9,261
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
Also, included in sales and marketing expense are costs and fees related to the execution of in-store product demonstrations with club stores or grocery retailers, which totaled approximately $4.0 million and $3.1 million for the successor years ended December 31, 2016 and 2015, respectively, $2.5 million for the successor period July 17, 2014 to December 31, 2014 and $2.4 million for the predecessor period January 1, 2014 to July 16, 2014. The cost of product used in the demonstrations, which is insignificant, and the fees paid to the independent third-party providers who conduct the in-store demonstrations, are recorded as an expense when the event occurs. Product demonstrations are conducted by independent third-party providers designated by the various retailer or club chains. During the in-store demonstrations, the consumers in the stores receive small samples of our products. The consumers are not required to purchase our product in order to receive the sample.
We advertise through several forms of media, including print, social and digital and sponsorships. For the successor years ended December 31, 2016 and 2015, we incurred approximately $2.1 million and $0.2 million, respectively, of advertising-related expenses. Advertising expense was immaterial for the successor period July 17, 2014 to December 31, 2014 and the predecessor period January 1, 2014 to July 16, 2014.
Employee Benefits
The Company has defined contribution plans covering substantially all domestic and international employees who meet certain service and eligibility requirements. For the successor years ended December 31, 2016 and 2015, the Company contributed $0.6 million and $0.2 million, respectively, towards these plans. The Company did not have any defined contribution plans in the successor period July 17, 2014 to December 31, 2014 and the predecessor period January 1, 2014 to July 16, 2014.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Equity-Based Compensation
The Company records equity-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense for all equity-based payment awards made to employees and directors including incentive units or employee stock options based on estimated fair values. See Note 13 for a further discussion of the valuation process.
Concentration Risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. We maintain the majority of our cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy.
Customers with 10% or more of the Company’s net sales consist of the following:

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014
Customer:
Costco	22%	31%	36%	33%
Sam's Club	12%	18%	20%	22%
As of December 31, 2016, no customers represented more than 10% of our consolidated accounts receivable balance. Costco and Sam's club represented 15% and 13%, respectively, of accounts receivable as of December 31, 2015. The Company outsources the manufacturing of its products to Assemblers Food Packaging LLC (“Assemblers”), a co-manufacturer in the United States. Assemblers represented 19% and 36% of accounts payable as of December 31, 2016 and December 31, 2015, respectively.

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Successor			Predecessor
(in thousands, except share/unit and per share/unit amounts)	Year Ended December 31, 2016	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014
Basic and diluted earnings per share/unit:
Numerator:
Net income	$27,293	$9,885	$4,738	$30,581
Less: net (income) loss attributable to participating securities	(1,458)	(848)	(78)	—
Net income attributable to common shareholders	25,835	9,037	4,660	30,581
Denominator:
Basic:
Basic weighted average shares outstanding	75,471,059	74,747,605	68,716,568	400
Less: participating securities	(4,032,665)	(6,410,065)	(1,127,831)	—
Basic weighted average common shares/units outstanding	71,438,394	68,337,540	67,588,737	400

Basic earnings per share/unit	$0.36	$0.13	$0.07	$76,452.74

Diluted:
Basic weighted average shares outstanding	75,471,059	74,747,605	68,716,568	400
Unvested RSUs (1)	82,826	—	—	—
Diluted weighted average shares outstanding (2)	75,553,885	74,747,605	68,716,568	400
Less: participating securities	(4,032,665)	(6,410,065)	(1,127,831)	—
Diluted weighted average common shares outstanding	71,521,220	68,337,540	67,588,737	400

Diluted earnings per share/unit	$0.36	$0.13	$0.07	$76,452.74

(1)    Excludes the weighted average impact of 402,099 and 15,922 unvested RSUs for the successor years ended December 31,
2016 and 2015, respectively, because the effects of their inclusion would be anti-dilutive.

(2)    Excludes the weighted average impact of 220,271 and 6,164 unvested stock options for the successor years ended December
31, 2016 and 2015, respectively, because the effects of their inclusion would be anti-dilutive.

Income Taxes
Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes, measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized based on historical and projected earnings and realization. We record a liability for all tax positions if it is not “more likely than not” that the position is sustainable based on its technical merits. The Company's policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. At December 31, 2016, we had no valuation allowance nor any uncertain tax positions.
Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statues of limitations in the jurisdictions in which we operate.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

It is the Company's intention to permanently reinvest all foreign earnings outside the United States, therefore no provision for U.S. federal or state income taxes has been recorded. The amount of unrecognized deferred tax liability related to the unremitted earnings is not material.
Tax Receivable Agreement ("TRA")
As discussed in more detail in Note 10, immediately prior to the consummation of the IPO in August 2015, the Company entered into a TRA with the former holders of units in Topco. In December 2015, all of the former holders of the units in Topco collectively assigned their interests to a new counterparty. In August 2015, the Company estimated an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA in consideration of a reduction in the Company's future U.S. federal, state and local taxes resulting from the utilization of certain tax attributes. The Company accounted for the obligation under the TRA as a dividend and elected to reduce additional paid in capital. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized in the consolidated statements of comprehensive income (loss). The Company made its first annual payment of approximately $6.6 million under the TRA during 2016, which is classified as a financing activity on the consolidated statements of cash flows.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Under the previous guidance an impairment of goodwill is when the carrying amount of goodwill exceeds its implied fair value, whereas under the new guidance a goodwill impairment loss would be recognized if the carrying amount of the reporting unit exceeds its fair value, limited to the total amount of goodwill allocated to the that reporting units. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard in January 2017, and will apply it as necessary in our financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-15 on its financial position, results of operations, cash flows and financial statement disclosures
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses” (Topic 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate this will have a material impact to our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2019, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, this ASU provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company does not believe these accounting standard updates will have a material impact on our results of operations.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting", which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company adopted the standard on October 1, 2016 and the adoption did not have an impact on its results of operations, statement of financial position or statement of cash flow as the Company did not have an excess tax benefit additional paid in capital pool in either year reported.

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize assets and liabilities related to lease arrangements longer than twelve months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations, cash flows and financial statement disclosures but does not believe the adoption will have a material impact. As of December 31, 2016, the Company has $5.9 million of non-cancellable lease commitments.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. The Company does not believe this accounting standards update will have a material impact to its results of operations or statement of financial position.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted the provisions of ASU 2015-03 retrospectively on January 1, 2016. Debt issuance costs are now presented as a reduction to the Senior term loan and revolving credit facility balances on the consolidated balance sheets as of December 31, 2016 and December 31, 2015. As a result, the Company reclassified $2.9 million of debt issuance costs from Other assets to Senior term loan on the consolidated balance sheet as of December 31, 2015. The adoption of ASU 2015-03 did not impact the Company's consolidated statements of comprehensive income (loss) or consolidated statements of cash flows.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. We applied the standard for our year ended December 31, 2016 consolidated financial statements and it had no impact on our disclosures.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition”, and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014- 09 by one year, to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of assessing both the method and the impact of the adoption of ASU No. 2014-09 on its financial position, results of operations, cash flows and financial statement disclosures. The company anticipates the primary impact of the adoption on our consolidated financial statements will be the additional disclosure requirements around revenue recognition in the notes to the consolidated financial statements. Other areas where we may potentially be impacted relate to the timing of the transfer of ownership and accounting surrounding our trade promotions.

3. ACQUISITION
Tyrrells Group Acquisition
On September 2, 2016, the Company acquired 100% of the voting interests of Tyrrells Group, an international manufacturer and distributor of BFY snacks, for total consideration of approximately$416.4 million. The Company paid approximately $381.1 million in cash and issued approximately 2.1 million shares of its common stock with an acquisition date fair value of approximately $35.3 million. Refer to Note 15 for additional information regarding equity issued as consideration for Tyrrells Group. The Company financed the cash portion of the transaction with proceeds from term loans totaling $600 million. Refer to Note 9 for additional details regarding the financing arrangement entered into in connection with this transaction.
This acquisition has been accounted for under the acquisition method of accounting, whereby the purchase consideration was allocated to tangible and intangible net assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents a value attributable to brand recognition associated with Tyrrells Group's products and position in the BFY snack category. For tax purposes the basis in assets carried over from Tyrrells, resulting in deferred tax liabilities on the book and tax basis differences in identifiable intangibles.
The Company incurred approximately $9.3 million of acquisition-related costs during the year ended December 31, 2016, which is included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). Since the acquisition date, Tyrrells Group contributed approximately $41.5 million of net sales and $2.0 million of net income to the Company for the successor year ended December 31, 2016. As of the acquisition date, the company had $28.0 million of gross accounts receivable, which we estimate $6.6 million will be uncollectable related to promotional activities and uncollectable receivables. In connection with the Tyrrells Group acquisition, we recognized approximately $103.5 million of goodwill from expected synergies due to our ability to expand our North American products overseas, added diversification of our BFY snack portfolio, as well the manufacturing and distribution capabilities we acquired. The goodwill associated with the Tyrrells Group acquisition is not deductible for tax purposes.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has one year from the acquisition date to finalize the valuation of the acquired intangible assets, including goodwill. Management is responsible for these internal and third-party valuations and appraisals and is continuing to review the amounts and allocations. The Company’s purchase price allocation for the Tyrrells Group acquisition is preliminary and subject to revision as additional information is obtained related to the fair value of assets and liabilities associated with potential uncertain tax positions, the fair value of acquired property, plant and equipment, as well as valuations related to trade names and customer relationships. During the three months ended December 31, 2016, the Company revised the fair value estimates associated with its acquisition accounting for the Tyrrells Group acquisition consummated on September 2, 2016 that resulted in adjustments to the previously reported allocation of purchase consideration. The adjustments were a result of changes to the original fair value estimates of certain items acquired and are the result of additional information obtained since September 2, 2016 that related to facts and circumstances that existed at the acquisition date.

The following table summarizes the preliminary allocation of the purchase consideration for Tyrrells to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase consideration:	Initial Valuation	Measurement Period Adjustments	Current Valuation
Cash paid as purchase consideration	$381,069	$—	$381,069
Fair value of equity issued to Sellers	35,319	—	35,319
Total purchase consideration	416,388	—	416,388
Less cash and cash equivalents acquired	(15,451)	—	(15,451)
Total purchase price, net of cash and cash equivalents acquired	400,937	—	400,937
Fair value of net assets acquired and liabilities assumed:
Accounts receivable	21,690	(266)	21,424
Inventory	8,404	517	8,921
Property and equipment	47,923	(5,311)	42,612
Other assets	2,869	(24)	2,845
Indefinite-lived identifiable intangible asset- trade names	252,289	9,565	261,854
Definite-lived identifiable intangible assets- customer relationships (15 year useful life)	33,878	10,362	44,240
Accounts payable	(19,498)	—	(19,498)
Other liabilities	(15,024)	1,901	(13,123)
Deferred tax liabilities	(55,953)	4,143	(51,810)
Total fair value of net assets acquired and liabilities assumed	276,578	20,887	297,465
Excess purchase consideration over fair value of net assets acquired (goodwill)	$124,359	$(20,887)	$103,472

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the Tyrrells Group acquisition and related financing activities had occurred on January 1, 2015. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) depreciation based on the fair value of acquired property and equipment; (iii) interest expense incurred in connection with incremental term loan borrowings used to finance the acquisition of Tyrrells Group; (iv) inclusion of equity-based compensation expense associated with equity awards granted to certain Tyrrells Group's employees in connection with the acquisition; and (v) inclusion of acquisition-related expenses in the earliest period presented. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and are not intended to be a projection of future results (in thousands, except per share data):

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31,
(Unaudited)	2016	2015
Net sales	$358,399	$301,346
Net income (loss)	$6,311	$(7,603)
Basis net income (loss) per share	$0.08	$(0.10)
Diluted net income (loss) per share	$0.08	$(0.10)

Boundless Nutrition Acquisition

In April 2016, the Company acquired 100% of the voting rights of Boundless Nutrition, a manufacturer and distributor of the Oatmega protein snack bar and a line of BFY cookie products, for total consideration of approximately $21.5 million. This acquisition has been accounted for under the acquisition method of accounting and the excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill. The Company incurred approximately $0.5 million of acquisition-related costs during the year ended December 31, 2016, which is included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).
Since the acquisition date, Oatmega products contributed net sales of approximately $10.0 million for the successor year ended December 31, 2016. The Company does not allocate overhead to the Oatmega brand and therefore has not reported net income as a result of this acquisition. In connection with the Boundless Nutrition acquisition, we recognized approximately $8.5 million of goodwill from expected synergies due to our ability to diversify our product offerings and leverage our North American distribution channels. For tax purposes, the acquisition is treated as an acquisition of assets, therefore the Company’s tax basis in assets was allocated based on their fair value. The goodwill associated with the Boundless Nutrition acquisition is deductible for tax purposes.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Management evaluated the impact to the Company's financial statements of the Boundless Nutrition acquisition and concluded that the impact was not significant enough to require or separately warrant the inclusion of pro forma financial results inclusive of Boundless Nutrition.

Paqui Acquisition

In April 2015, the Company acquired 100% of the voting rights of Paqui, LLC ("Paqui") a manufacturer and marketer of tortilla chips and pre-packaged tortillas for total consideration of approximately $11.9 million. This acquisition has been accounted for under the acquisition method of accounting, whereby the purchase consideration was allocated to tangible and intangible net assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents a value attributable to brand recognition associated with Paqui’s products and position in the BFY snack category.
The Company incurred approximately $0.2 million of acquisition-related costs during the successor year ended December 31, 2015, which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). Paqui contributed net sales of approximately $6.2 million and $1.3 million for the successor years ended December 31, 2016 and 2015, respectively. The Company does not allocate overhead to the Paqui brand and therefore has not reported net income as a result of the acquisition. In connection with the Paqui acquisition, we recognized $1.7 million of goodwill, related to acquiring a BFY brand, which competes in the tortilla chip category, where we believe no BFY company has emerged as the industry leader. We expect to leverage our existing sales and distribution channels to grow the brand. For tax purposes, the acquisition is treated as an acquisition of assets, therefore the Company’s tax basis in assets was allocated based on their fair value. The goodwill associated with the Paqui acquisition is deductible for tax purposes.
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

4. INVENTORY
Inventories, net of reserves and provisions, consist of the following (in thousands):

	Successor
	December 31, 2016	December 31, 2015
Raw materials and packaging	$9,313	$4,433
Work in process	760	—
Finished goods	8,177	2,396
Inventories, net	$18,250	$6,829
As of December 31, 2016 and 2015, we had approximately $0.6 million and 0.7 million, respectively, in reserves for finished goods deemed unsaleable and raw materials and packaging deemed obsolete. If future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Accumulated depreciation is recognized ratably over the expected useful life of the asset. Property and equipment, net consist of the following (in thousands):

	Successor
	December 31, 2016	December 31, 2015
Machinery and equipment	$35,889	$1,128
Building	4,408	—
Furniture and fixtures	3,665	664
Leasehold improvements	3,922	911
Land	928	—
Property and equipment, gross	48,812	2,703
Less: accumulated depreciation	(2,928)	(550)
Property and equipment, net	$45,884	$2,153
Depreciation expense was approximately $2.4 million and $0.3 million for the successor years ended December 31, 2016 and 2015, respectively, and approximately $0.1 million for the successor period July 17, 2014 to December 31, 2014. Depreciation expense was approximately $0.1 million for the predecessor period January 1, 2014 to July 16, 2014. Depreciation expense is included in cost of goods sold and general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

	North America	International	Total
Balance as of December 31, 2014	$45,694	$—	$45,694
Acquired during the period (1)	1,727	—	1,727
Balance as of December 31, 2015	47,421	—	47,421
Acquired during the period (1)	8,451	103,472	111,923
Foreign currency translation impact	—	(7,391)	(7,391)
Balance as of December 31, 2016	$55,872	$96,081	$151,953

(1)    Refer to Note 3 for more details regarding goodwill recorded in connection with the Company's acquisition of
Tyrrells Group in September 2016, Boundless Nutrition in April 2016 and Paqui in April 2015.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Intangible assets consist of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite lives:
Trade names	$464,488	$—	$464,488	$211,900	$—	$211,900
Intangible assets with finite lives:
Customer relationships	106,830	(11,387)	95,443	63,610	(6,113)	57,497
Non-competition agreement	90	(32)	58	90	(19)	71
Trade name	20	(13)	7	—	—	—
Total	$571,428	$(11,432)	$559,996	$275,600	$(6,132)	$269,468

Amortization of finite-lived intangibles was approximately $5.3 million and $4.2 million for the successor years ended December 31, 2016 and 2015, respectively, and $1.9 million for the successor period July 17, 2014 to December 31, 2014. There was no amortization expense in the predecessor period January 1, 2014 to July 16, 2014. Amortization of finite-lived intangible assets is included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). The weighted average remaining amortization period of intangible assets at December 31, 2016 was 13.5 years.

The estimated future amortization expense related to finite-lived intangible assets is as follows as of December 31, 2016 (in thousands):

2017	$7,117
2018	7,135
2019	7,135
2020	7,135
2021	7,129
Thereafter	59,857
Total	$95,508
ASC 350, "Intangibles - Goodwill and Other", requires companies to test goodwill and indefinite-lived intangibles for impairment annually and more frequently if indicators of impairment exist. Accordingly, the Company performed its annual assessment of fair value as of July 1, 2016, for its reporting units and trade names and concluded there was no impairment related to goodwill and indefinite-lived intangibles.

7. DEFERRED FINANCING COSTS
Deferred financing costs consist of the following (in thousands):

	Successor
	December 31, 2016	December 31, 2015
Deferred financing costs	$16,770	$3,953
Less: accumulated amortization	(813)	(1,094)
Deferred financing costs, net	$15,957	$2,859

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Amortization expense for deferred financing costs totaled approximately $1.4 million and $0.8 million for the successor years ended December 31, 2016 and 2015, respectively, and $0.3 million for the successor period July 17, 2014 to December 31, 2014. There was no amortization expense for deferred financing costs in the predecessor period January 1, 2014 to July 16, 2014. Amortization of deferred financing costs is included as part of interest expense on the accompanying consolidated statements of comprehensive income (loss).

8. ACCRUED LIABILITIES
The following table shows the components of accrued liabilities (in thousands):

	Successor
	December 31, 2016	December 31, 2015
Accrued income taxes	$—	$437
Unbilled inventory	2,409	693
Accrued commissions	432	629
Accrued bonuses	2,133	2,545
Accrued personnel costs	898	—
Accrued interest	3,297	71
Accrued marketing expense	157	89
Accrued professional fees	913	398
VAT	825	—
Other accrued liabilities	1,441	368
Total accrued liabilities	$12,505	$5,230

9. DEBT
Debt consists of the following (in thousands):

	Successor
	December 31, 2016	December 31, 2015
Term loans, net of unamortized original issue discount of $6,321 and $-0-, respectively	$592,179	$197,313
Revolving loans	8,500	—
Notes payable, net of unamortized discount of $236 and $147, respectively	7,669	3,757
Deferred financing costs, net of accumulated amortization of $813 and $1,094, respectively (1)	(15,957)	(2,859)
Total debt	592,391	198,211
Less: Current portion	(6,927)	(12,750)
Long-term debt	$585,464	$185,461

(1)
Upon adoption of ASU 2015-03, the Company began to present deferred financing costs, net as a reduction to the related liability in the consolidated balance sheets as of December 31, 2016 and December 31, 2015. As a result, the deferred financing costs, net balance of approximately $2.9 million was reclassified from Other assets to Senior term loan on the consolidated balance sheet as of December 31, 2015.

Credit Facility
In connection with the acquisition of Tyrrells Group, the Company entered into a Credit Agreement on September 2, 2016 (the "Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans") and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"), of which $20 million is denominated in pounds sterling. The Company borrowed from the Term Loans in full to finance the acquisition

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

of Tyrrells Group and pay down all outstanding indebtedness under the Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). As of December 31, 2016, the Company had $40.1 million of available capacity under the Revolving Loans.
In connection with the issuance of the Credit Facility, the Company incurred an original issue discount ("OID") of approximately $6.6 million and paid lender and legal fees of approximately $15.4 million, which are capitalized and presented as a direct reduction to the related debt instrument in the consolidated balance sheets. These costs are recognized as additional interest expense over the term of the related debt instrument using the effective interest method. In addition, the Company recognized a loss on extinguishment of debt of approximately $1.1 million related to the write-off of unamortized deferred financing costs incurred under the Prior Credit Facility.
The Company must repay the Term Loans in installments of $1.5 million per quarter due on the last day of each quarter beginning with the quarter ending December 31, 2016, with the remaining balance due at maturity in a final installment of $559.5 million. The Term Loans and Revolving Loans are scheduled to mature on September 2, 2023 and September 2, 2021, respectively.
In addition to the installment payments described above, the Credit Facility includes an annual mandatory prepayment of the Term Loans from 50% of the Company's excess cash flow as measured on annual basis, with step- downs to 25% and 0% of the Company's excess cash flow if the Company's Total Leverage Ratio (as defined in the Credit Facility), tested as of the last day of the Company's fiscal year, is less than 4.50 to 1.00 but greater than 3.75 to 1.00, and less than or equal to 3.75 to 1.00, respectively. Excess cash flow is generally defined as the Company's Consolidated Net Income (as defined in the Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and certain restricted payments, as adjusted for changes in the Company's working capital and less other customary items. The excess cash flow requirement discussed above will commence with the fiscal year ending December 31, 2017.
In addition, the Credit Facility requires mandatory prepayment of the Term Loans from the net cash proceeds of (i) certain debt issuances and (ii) certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case of this clause (ii) subject to the Company’s right in some circumstances to reinvest such proceeds in the Company’s business. Any voluntary prepayment as part of a repricing transaction shall be accompanied by a prepayment premium equal to 1.0% of the principal amount of such prepayment, if such prepayment is made on or prior to the date that is twelve months after September 2, 2016.

Interest

The Term Loans bear interest, at the Company's option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if the Company's First Lien Leverage Ratio (as defined in the Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. As of December 31, 2016, the interest rate on the outstanding Term Loans balance was 6.50% per annum and the weighted average rate on the outstanding Revolver Loans balance was 6.23% per annum.
The Company is also required to pay a commitment fee on the unused commitments under the Revolving Loans at a rate equal to 0.50% per annum with a step-down to 0.375% per annum, if the Company's First Lien Leverage Ratio is less than or equal to 3.25 to 1.00.
Guarantees
The Credit Facility is secured by liens on substantially all the Company's assets, including a pledge of 100% of the equity interests in the Company's domestic subsidiaries and a pledge of 65% of the voting equity interests and 100% of the non-voting equity interests in the Company's direct foreign subsidiaries. All obligations under the Credit Facility are unconditionally guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.
Covenants

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.0, initially, and decreasing to 6.25 to 1.0 over the term of the New Credit Facility. As of December 31, 2016, the Company was in compliance with our financial covenant.
The Credit Facility contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Facility contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company, entering into affiliate transactions and asset sales. The Credit Facility also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

Notes Payable
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
Annual maturities of debt (excluding the fair value discount of approximately $0.2 million, deferred financing costs, net of approximately $16.0 million and OID of approximately $6.3 million) as of December 31, 2016, are as follows (in thousands):

2017	$7,000
2018	12,905
2019	6,000
2020	6,000
2021	14,500
Thereafter	568,500
Total	$614,905

10. RELATED PARTY TRANSACTIONS
Employment Agreements
In connection with the Sponsor Acquisition in July 2014, the Company entered into employment agreements with the founders of SkinnyPop. Under the terms of the founders' employment agreements, which ended on December 31, 2015, each founder received an annual base salary of $200,000 and were also each eligible to receive a cash payment of up to $10 million (the “Cash Payment”), based on achievement by the Company of certain contribution margin metrics during the period commencing on January 1, 2015 and ending on December 31, 2015. Furthermore, in connection with the Cash Payment, the Company provided each founder with an additional payment equal to (i) in the case of the taxable year in which the cash payment is paid or any subsequent taxable year, the net excess (if any) of (A) the taxes that would have been paid by the Company in respect of such taxable year calculated without taking into account the

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

payment of the cash payment over (B) the actual taxes payable by the Company in respect of such taxable year and (ii) in the case of any taxable year prior to the year in which the cash payment is paid, the amount of any tax refund resulting from carrying back any operating losses to the extent attributable to the cash payment. Refer to Note 2 for additional details regarding the estimated obligation related to the employment agreements and the associated payments made to the founders during 2016.
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
In August 2015, the Company recorded an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA, with a corresponding reduction to additional paid in capital. The Company's first annual payment in the amount of approximately $6.6 million was paid in October 2016. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized as a period expense in the accompanying consolidated statements of comprehensive income (loss). At December 31, 2016, based on changes to current year actual results and estimates of the future state blended tax rate, we reduced our TRA obligation by approximately $0.5 million, which is included within other income and expense on the accompanying consolidated statements of comprehensive income (loss) for the successor year ended December 31, 2016.

As of December 31, 2016, estimated future payments under the TRA were as follows (in thousands):

2017	$7,114
2018	6,515
2019	6,514
2020	6,512
2021	6,508
Thereafter	55,856
Total	$89,019

Precision Capital Group LLC
We entered into two consulting services agreements with one of our former shareholders, Precision Capital Group LLC, or (“Precision”) in addition to a transition services agreement which was in effect for a 90-day period subsequent to the Sponsor Acquisition. Our executive vice president of sales and marketing is a former employee and a current equity holder of Precision. In addition to his investment in the Company in connection with the Sponsor Acquisition,

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

this same employee also invested in the Company through Precision in 2013. The Company paid fees to Precision for services provided under these agreements totaling approximately $0.3 million for the successor period July 17, 2014 to December 31, 2014 and approximately $1.0 million for the predecessor period January 1, 2014 to July 16, 2014. There were no fees related to these agreements for the successor years ended December 31, 2016 and 2015 and the Company was not a party to any agreements with Precision as of December 31, 2016.

Monticello Partners LLC Lease Agreement
The Company leases office space from a related party, Monticello Partners LLC, which is wholly owned by one of the Company's shareholders. The lease agreement expires on August 31, 2017 and the Company is responsible for all taxes and utilities. Payments under this agreement were not material to the periods presented.
Future minimum lease payments for this lease, which had a non-cancelable lease term as of December 31, 2016, were as follows (in thousands):

2017	$19
Total	$19

11. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company entered into certain supply contracts for ingredients such as popcorn kernels, oils, potatoes, root vegetables and various ingredients used in Oatmega protein bars. Certain contracts also stipulate that if the Company fails to purchase the stated quantities within the time period specified, the Company has the option to purchase all remaining quantities under the contract, or the seller has the right to assess liquidated damages, including payment of the excess of the contract price over the market price for all remaining contracted quantities not purchased.
As of December 31, 2016, the Company’s purchase commitments remaining under these contracts were as follows

Ingredient Commitments
2017	$26,710
2018	7,798
Total	$34,508

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

Lease Commitments

The Company entered into an operating lease on February 26, 2015 ("Effective Date") for its corporate headquarters located in Austin, Texas. The lease is non-cancellable and has a nine-year term.

Boundless Nutrition entered into an operating lease for an office space and manufacturing facility in November 2014, which the Company assumed as part of the acquisition in April 2016. This lease is non-cancellable and has a seven-year term.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Tyrrells Group has several operating leases for office space and manufacturing facilities which the Company assumed as part of the acquisition in September 2016.

Rent expense from operating leases totaled approximately $0.5 million and $0.3 million for the successor years ended December 31, 2016 and 2015, respectively. Rent expense was not material for the successor period July 17, 2014 to December 31, 2014 and predecessor period January 1, 2014 to July 16, 2014.
As of December 31, 2016, minimum rental commitments under non-cancellable operating leases were as follows (in thousands):

2017	$1,384
2018	941
2019	785
2020	726
2021	683
Thereafter	1,411
Total	$5,930
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. INCOME TAXES
U.S. and foreign components of income before income taxes were as follows (in thousands):

	Successor
	Year Ended December 31, 2016	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014
U.S.	$32,810	$24,206	$8,224
Foreign	9,843	—	—
Income before income taxes	$42,653	$24,206	$8,224

The components of the provision for income taxes attributable to continuing operations were as follows (in thousands):

	Successor
	Year Ended December 31, 2016	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014
Income tax provision (benefit):
Current:
Federal	$11,354	$4,914	$5,224
State	2,345	1,166	1,388
International	—	—	—
Total current	13,699	6,080	6,612
Deferred:
Federal	1,732	6,769	(2,478)
State	276	1,472	(648)
International	(347)	—	—
Total deferred	1,661	8,241	(3,126)
Total provision	$15,360	$14,321	$3,486

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows:

	Successor
	December 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for promotional activity	$1,160	$898
Accrued expenses and other	718	292
Inventories	787	968
Unrealized losses	4,663	—
Acquisition costs	—	141
Contingent compensation	398	1,391
Net operating losses	1,290	—
Stock compensation	777	29
Total deferred tax assets	9,793	3,719

Deferred tax liabilities:
Deferred financing costs	(1)	(12)
Unrealized gains	(96)	—
Fixed Assets	(1,380)	(559)
Intangible Assets	(63,206)	(8,263)
Total deferred tax liabilities	(64,683)	(8,834)
Net deferred tax (liabilities)	$(54,890)	$(5,115)
The Company’s provision for income taxes attributable to continuing operations differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 35% to income before taxes for the periods presented below primarily as a result of the following:

	Successor
	Year Ended December 31, 2016	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014
Income tax at U.S. statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal benefit	4.0%	7.1%	5.8%
Stock compensation expense	2.2%	4.6%	—%
Transaction-related expenses	4.8%	13.0%	—%
Remeasurement (gain) loss	(5.6)%	—%	—%
Other permanent items	(0.5)%	(0.5)%	1.6%
Effect of foreign operations	(3.9)%	—%	—%
Income tax provision effective rate	36.0%	59.2%	42.4%

At December 31, 2016, we had U.S. federal and state net operating losses of $0.3 million from the acquisition of the Tyrrells Group's U.S. subsidiary, which are limited due to IRC Section 382 limitations.  These losses are available to offset future U.S. federal and state taxable income and to expire at various times from 2021 to 2035.

At December 31, 2016, we had foreign net operating loss carryforwards of $4.2 million, which are available to offset future foreign taxable income, and do not expire.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the U.S., tax returns for 2014 and 2015 remain open and subject to examination.  In the U.K., tax years ending in 2014 and later remain open and subject to examination.  In Australia, tax years ending in 2013 and later remain open and subject to examination. In Germany, tax years ending in 2014 and later remain open and subject to examination.

It is the Company’s intention to indefinitely reinvest all foreign earnings outside the United States, therefore no provision for U.S. federal or state income taxes on those earnings has been recorded. The amount of unrecognized deferred tax liability related to the unremitted earnings is not material.

The Company does not have any uncertain tax positions as of December 31, 2016. The Company's policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. For the periods presented, the Company did not recognize any interest or penalties.

13. EQUITY-BASED COMPENSATION
In July 2015, the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the "2015 Plan") was adopted by our board of directors, approved by our stockholders and became effective immediately prior to the consummation of our IPO in August 2015. The 2015 Plan provides for the grant of various equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company and its subsidiaries. The types of awards that may be granted under the 2015 Plan include incentive stock options, non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") and other equity-based awards. The Company initially reserved 13,050,000 shares of our common stock for issuance under the 2015 Plan, which is subject to certain adjustments for changes in the Company's capital structure, as defined in the 2015 Plan. As of December 31, 2016, 3,953,458 shares were available for issuance under the 2015 Plan.
The equity-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service period of the awards, which corresponds to the vesting periods of the awards. Equity-based compensation expense totaled approximately $5.7 million and $3.3 million for the successor years ended December 31, 2016 and 2015, respectively, and approximately $0.2 million for the successor period July 17, 2014 to December 31, 2014. There was no equity-based compensation expense in the predecessor period January 1, 2014 to July 16, 2014. Equity-based compensation expense is included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).
Stock Options
The Company awards stock options to certain employees under the 2015 Plan, which are generally subject to the following time-based vesting conditions, 33.333% on the first anniversary of the grant date, and thereafter, 2.778% on the monthly anniversary of the grant date for the remaining 24 months, subject to continued service through each applicable vesting date. Upon a termination of service relationship by the Company, all unvested options will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2015 Plan. The maximum contractual term for stock options is 10 years.
The fair value of stock option awards is estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2016			2015
Expected volatility (1)	26.9%	-	27.5%	34.0%
Expected dividend yield (2)	—%			—%
Expected option term (3)	6.0 years			5.0 years
Risk-free interest rate (4)	1.28%	-	2.09%	1.72%
(1)    The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a six-year look back period ending on the grant date.
(2)    We have not paid and do not anticipate paying a cash dividend on our common stock.
(3)    We utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)    The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds to the expected term of the stock options.

The following table summarizes the Company's stock option activity for the successor years ended December 31, 2016 and 2015:

	Number of Options		Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2014	—		—	$—	$—
Granted	150,000		10.00	10.72	3.50
Exercised	—		—	—	—
Forfeited	—		—	—	—
Outstanding as of December 31, 2015	150,000		10.00	$10.72	$3.50
Granted	342,667		9.36	12.64	4.30
Exercised	—		—	—	—
Forfeited	(150,000)	(1)	8.96	10.72	3.50
Outstanding as of December 31, 2016	342,667		9.36	$12.64	$4.30
Exercisable as of December 31, 2016	37,500	(1)	8.96	$10.72	$7.35

(1)
During the year ended December 31, 2016, the Company accelerated vesting of 37,500 options concurrent with the termination of an employee and the original award of 150,000 options was forfeited. As a result, the Company reversed equity-based compensation expense of approximately $0.1 million previously recognized for the original unvested award and recognized equity-based compensation expense of approximately $0.3 million equal to the fair value of the modified award.

As of December 31, 2016, the total compensation cost related to nonvested stock options not yet recognized was approximately $0.9 million with a weighted average remaining period of 2.33 years over which it is expected to be recognized. As of December 31, 2016, the weighted average remaining contractual life of nonvested stock option awards is 9.40 years.

Outstanding stock options had no intrinsic value as of December 31, 2016, because the Company's closing stock price on the last trading day of the year was greater than the exercise price for all outstanding stock option awards.

Restricted Stock Units ("RSUs")

The Company awards RSUs to certain employees under the 2015 Plan, which vest over a three or four-year period. RSUs that vest over a three-year period are subject to the following time-based vesting conditions, 33.333% on the first anniversary of the grant date, and thereafter, 2.778% on the monthly anniversary of the grant date for the remaining 24 months, subject to continued service through each applicable vesting date. RSUs that vest over a four-year period are generally subject to the following time-based vesting conditions, 25% on the first anniversary of the grant date, and thereafter, 6.25% on the quarterly anniversary of the grant date for the remaining 36 months, subject to continued service through each applicable vesting date. Upon a termination of service relationship by the Company, all unvested units will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2015 Plan. The fair value of RSUs is calculated based on the closing market value of the Company’s common stock on the date of grant and is amortized to equity-based compensation expense over the vesting periods described above.

The following table summarizes the activity of the Company's unvested RSUs for the successor years ended December 31, 2016 and 2015:

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	—	$—
Issued	98,500	12.65
Forfeited	—	—
Vested	—	—
Unvested as of December 31, 2015	98,500	$12.65
Issued	1,619,634	15.37
Forfeited (1)	(56,582)	13.33
Vested	(21,251)	12.65
Unvested as of December 31, 2016	1,640,301	$15.31
(1)    Includes shares withheld to satisfy tax obligations upon vesting.

Based on our closing stock price at December 30, 2016, the aggregate intrinsic value of the unvested RSUs was approximately $14.5 million. Total unrecognized expense related to unvested RSUs was approximately $23.0 million as of December 31, 2016. We anticipate this expense will be recognized over a weighted average remaining period of approximately 3.60 years.

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
The following table summarizes the activity of the Company's unvested RSAs for the successor years ended December 31, 2016 and 2015:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2014	—	$—
Issued (1)	6,343,036	1.37
Forfeited	(156,530)	1.00
Vested	(1,194,648)	1.10
Unvested as of December 31, 2015	4,991,858	1.45
Issued	—	—
Forfeited	(162,410)	1.66
Vested	(1,880,453)	1.47
Unvested as December 31, 2016	2,948,995	$1.43

(1)    Issued in connection with the conversion of 12,182,050 Class C Units of Topco, the former parent entity of the

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Company prior to the consummation of the Corporate Reorganization.

Based on our closing stock price at December 30, 2016, the aggregate intrinsic value of the unvested RSAs was approximately $26.0 million. Total unrecognized expense related to unvested RSAs was approximately $4.7 million as of December 31, 2016. We anticipate this expense will be recognized over a weighted average remaining period of 1.66 years. Included in our unamortized expense are RSAs issued to a non-employee which are remeasured at fair value at each reporting date until the awards vest.

14. SEGMENT INFORMATION
On September 2, 2016, the Company completed the acquisition of Tyrrells Group, a diversified, international company that manufactures and markets BFY snack foods. As a result of this transaction, management determined that it operates in two operating and reportable segments, North America and International. The North America and International segments both operate in the large and growing global snack food category and whose brands and products are offered in the natural and conventional grocery, drug, convenience, food service, club, mass merchandise and other channels. The two snack food segments are reported separately based on differences in manufacturing and distribution methods and economic characteristics.
Management considers its chief executive officer to be the Company's chief operating decision maker ("CODM") as he regularly reviews operating results of the North America and International segments for purposes of allocating resources and evaluating financial performance. Certain expenses such as professional fees, insurance and costs related to employees who focus on both our domestic and international business have been excluded from our individual segments profitability measures, along with non-recurring transaction related expenses that are not part of revenue generating activities. For purposes of our segment results, revenue is attributed to individual geographies on the basis of the physical location of where the sales occur. Prior to the Tyrrells Group acquisition, the Company operated as one reportable segment with all of its business conducted in North America.
For the year ended December 31, 2016, our brands were primarily only sold within their respective geographic segment, however it is our intention to expand certain brands outside of their current segment. Our segment managers will be responsible for the expansion of brands within their segment. For example, it is our intention to launch certain Tyrrells brand products in North America nationally in early 2018 and SkinnyPop in international markets in early 2017. It will be the respective geographic segment manager who will be held accountable for the financial performance of the brand expansion by our CODM. Within our North America segment, our primary product categories are popcorn, flavored tortilla chips, nutritional bars and to a lesser degree cookies, our International segment primary product families are kettle cooked potato chips or crisps, vegetable based crisps, tortilla chips and to a lesser extent popcorn.

We have provided information on our net sales, depreciation, amortization, segment operating income, stock compensation, corporate overhead expenses and non-recurring and unusual transaction expenses. Additionally, we have provided information related to capital expenditures, fixed assets and total assets.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Successor						Predecessor
	Year ended December 31, 2016		Year ended December 31, 2015		July 17, 2014 to December 31, 2014		January 1, 2014 to July 16, 2014
Net sales:
North America	$229,670		$183,915		$64,004		$68,353
International	41,141		—		—		—
Total net sales	$270,811		$183,915		$64,004		$68,353

Depreciation expense:
North America	$672		$310		$99		$78
International	1,759		—		—		—
Total depreciation expense	$2,431		$310		$99		$78

Amortization of intangible assets:
North America	$4,362		$4,228		$1,904		$—
International	954		—		—		—
Total amortization expense	$5,316		$4,228		$1,904		$—

Segment Operating Income:
North America	$82,398		$76,512		$25,968		$32,339
International	2,707		—		—		—
Corporate overhead (1)	(7,933)		(6,158)		(1,379)		(470)
Non-recurring and unusual transactions (2)	(11,139)	(3)	(30,415)	(4)	(11,877)	(5)	(1,288)	(6)
Equity-based compensation	(5,669)		(3,305)		(235)		—
Operating income	60,364		36,634		12,477		30,581

Reconciliation to income before taxes:
Interest expense	22,898		12,428		4,253		—
Other Income	(6,287)		—		—		—
Loss on extinguishment of debt	1,100		—		—		—
Income before income taxes	$42,653		$24,206		$8,224		$30,581

Net sales by brand:
SkinnyPop brand	$213,123		$182,659		$64,004		$68,353
Tyrrells brand (7)	33,899		—		—		—
Oatmega brand	10,036		—		—		—
Paqui brand	6,150		1,256		—		—
Lisa's Chips brand (8)	3,165		—		—		—
Thomas Chipman and the Wholesome Food Company brands (9)	4,438		—		—		—
Total net sales	$270,811		$183,915		$64,004		$68,353

(1)
Included in corporate overhead are administrative costs required to operate effectively as a public company, recurring professional fees, corporate-related insurance costs, personnel costs of our executive team, and certain individuals within our finance and human resources departments.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)
Included in non-recurring and unusual transactions are expenses that impact operating income that management considers non-recurring in nature, which we add-back in determining adjusted EBITDA as presented in Item 7 of this annual report.

(3)
In addition to the transaction-related expenses presented in the Adjusted EBITDA table in Item 7 of this Annual Report, also includes an inventory fair value adjustment of approximately $0.7 million recorded in connection with the acquisition of Tyrrells Group and a gain on change in fair value of contingent consideration of approximately $0.5 million related to the acquisition of Paqui.

(4)
In addition to the transaction-related expenses presented in the Adjusted EBITDA table in Item 7 of this Annual Report, also includes founder contingent compensation of approximately $18.3 million and a loss on change in fair value of contingent consideration of approximately $1.5 million related to the acquisition of Paqui.

(5)
Includes transaction-related expenses of approximately $2.2 million incurred in connection with the Sponsor Acquisition and an inventory fair value adjustment of approximately $0.4 million recorded in connection with the Sponsor Acquisition. Also includes founder contingent compensation of approximately $8.4 million and executive recruitment and recapitalization expenses of approximately $0.8 million.

(6) Represent transaction-related expenses of approximately $1.3 million incurred in connection with the Sponsor Acquisition.

(7)	Tyrrells brand includes private label net sales of items that were manufactured at our facilities in the United Kingdom.

(8)	Lisa's Chips brand includes private label net sales of items that were manufactured at our facility in Germany.

(9)	Thomas Chipman and the Wholesome Food Company brands include private label net sales manufactured at our facility in Australia.

All of our outstanding debt and notes payable and associated interest expense are held by our North America segment. Interest income was immaterial to both segments.

Customer Concentrations - North America

Customers with 10% or more of North America net sales consist of the following:

	Successor			Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014
Customer:
Costco	26%	31%	36%	33%
Sam's Club	14%	18%	20%	22%

Customer Concentrations - International

One customer within our International segment represented 11% of the segment's net sales for the year ended December 31, 2016.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Successor			Predecessor
	Year ended December 31, 2016	Year ended December 31, 2015	July 17, 2014 to December 31, 2014	January 1, 2014 to July 16, 2014
Capital expenditures:
North America	$1,949	$777	$178	$278
International	3,988	—	—	—
	$5,937	$777	$178	$278

Fixed assets:	December 31, 2016	December 31, 2015
North America	$4,168	$2,153
International	41,716	—
	$45,884	$2,153

Total assets:	December 31, 2016	December 31, 2015
North America	$378,658	357,932
International	459,582	—
	$838,240	$357,932

15. SHAREHOLDERS'/MEMBERS’ EQUITY
Tyrrells Group Acquisition
The issued 2,083,689 shares of common stock to the Institutional Seller and Management Sellers (collectively referred to as the "Sellers") as share consideration for Tyrrells Group. The number of shares issued to the Sellers was based upon the calculation illustrated below:

Share consideration in pound sterling (£)	£22,000,000
Pound sterling (£) to U.S. dollar ($) exchange rate on August 5, 2016	1.3042
Share consideration in U.S. dollars ($)	$28,692,400
Closing stock price on August 5, 2016	$13.77
Number of common shares issued as consideration	2,083,689
Secondary Public Offering

On May 19, 2016, the Company completed a secondary public offering in which 11,500,000 common shares of the Company were sold by selling stockholders to the public at a price of $11.25 per share. The selling stockholders, which included certain of our directors, received all the proceeds from the sale of shares in the offering. The Company did not receive any proceeds from the sale of shares in the offering and incurred approximately $0.6 million of offering-related expenses during the year ended December 31, 2016, which is included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income (loss).
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
Common Stock Ownership
As of December 31, 2016, investment funds affiliated with TA Associates, L.P., a private equity entity ("TA Associates") beneficially owned 43.2% of the Company's outstanding common shares and are able to exercise a significant influence

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
The Company's executive officers and directors beneficially owned 14.3% of the Company's outstanding common shares as of December 31, 2016.
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

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following table presents unaudited quarterly consolidated financial results of the Company for the successor year ended December 31, 2016.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$54,345	$59,866	$67,982	$88,618
Cost of goods sold	25,927	27,318	35,646	51,807
Gross profit	28,418	32,548	32,336	36,811
Sales & marketing expenses	5,679	7,969	8,903	9,498
General & administrative expenses (1)	5,432	6,285	15,971	10,517
Gain on change in fair value of contingent consideration	—	—	(505)	—
Total operating expenses	11,111	14,254	24,369	20,015
Operating income	17,307	18,294	7,967	16,796
Interest expense (2)	3,026	3,126	5,636	11,110
Other Income	—	—	(4,221)	(2,066)
Loss on extinguishment of debt	—	—	1,100	—
Income before income taxes	14,281	15,168	5,452	7,752
Income tax expense (benefit) (3)	5,879	6,400	3,807	(726)
Net income	$8,402	$8,768	$1,645	$8,478

Earnings per share:
Basic and diluted	$0.11	$0.12	$0.02	$0.11

Weighted average shares outstanding:
Basic	74,838,937	74,798,232	75,455,047	76,777,838
Diluted	74,838,937	74,847,862	75,557,760	76,811,822
(1)    During the three months ended September 30, 2016, the Company incurred approximately $9.0 million of transaction-related expenses in connection with the acquisition of Tyrrells Group, which closed in September 2016. Transaction related expenses include legal, accounting, consulting, ratings agency fees along with severance expenses and integration costs.

38

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    On September 2, 2016, the Company borrowed from the Term Loans in full to finance the acquisition of Tyrrells Group and paid down all outstanding indebtedness under the Prior Credit Facility. Refer to Note 9 for additional details regarding this financing activity.

(3) The decrease in income tax expense for the three months ended December 31, 2016 primarily relates to the beneficial impact of unrealized foreign currency remeasurement gain on intercompany debt.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents unaudited quarterly consolidated financial results of the Company for the successor year ended December 31, 2015.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$44,275	$47,354	$45,914	$46,372
Cost of goods sold	19,866	20,661	20,260	20,185
Gross profit	24,409	26,693	25,654	26,187
Sales & marketing expenses	3,618	5,016	5,146	4,747
General & administrative expenses (1)	9,032	11,985	16,068	9,176
Loss on change in fair value of contingent consideration	—	—	—	1,521
Total operating expenses	12,650	17,001	21,214	15,444
Operating income	11,759	9,692	4,440	10,743
Interest expense	2,955	3,058	3,311	3,104
Income before income taxes	8,804	6,634	1,129	7,639
Income tax expense (2)	3,900	3,074	4,118	3,229
Net income (loss)	$4,904	$3,560	$(2,989)	$4,410

Earnings per unit/share:
Basic and diluted	$0.07	$0.05	$(0.04)	$0.06

Weighted average units/shares outstanding:
Basic and diluted	74,449,844	74,685,407	74,982,461	74,865,563
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

17. DERIVATIVE FINANCIAL INSTRUMENTS
The Company entered into a foreign currency option contract in August 2016, to hedge its exposure to currency fluctuations in connection with the anticipated acquisition of Tyrrells Group, because the purchase price was denominated in pounds sterling (£). The Company subsequently terminated this foreign currency option contract and entered into a forward currency exchange contract to purchase £278 million at a U.S. dollar to pound sterling forward rate of 1.3157. In connection with the acquisition of Tyrrells Group on September 2, 2016, the Company settled this forward currency exchange contract and recorded a gain of approximately $3.6 million, representing the difference between the forward rate of 1.3157 and the spot rate on the settlement date. The Company did not designate this forward currency exchange contract as a cash flow hedge for accounting purposes and the resulting gain was recognized within other income in the accompanying consolidated statements of comprehensive income for the year ended December 31, 2016.