Form 10-Q
period 2017-04-01
Amplify Snack Brands, INC
filed 2017-05-11
CIK 1640313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
As of May 10, 2017, there were 76,756,578 shares of the registrant’s common stock outstanding.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$10,074	$10,323
Accounts receivable, net of allowances of $11,349 and $9,261, respectively	44,005	42,852
Inventories	21,290	18,250
Other current assets	8,509	7,804
Total current assets	83,878	79,229
Property and equipment, net	56,739	45,884
Other assets:
Goodwill	146,087	151,953
Intangible assets, net	565,990	559,996
Other assets	1,103	1,178
Total assets	$853,797	$838,240
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$28,510	$32,582
Accrued liabilities	11,440	12,505
Senior term loan- current portion	5,938	5,936
Tax receivable obligation- current portion	7,114	7,114
Notes payable, net- current portion	998	991
Other current liabilities	772	908
Total current liabilities	54,772	60,036
Long-term liabilities:
Senior term loan, net	570,819	571,576
Revolving credit facility, net	14,278	7,210
Notes payable, net	6,714	6,678
Net deferred tax liabilities	58,740	54,890
Tax receivable obligation	81,905	81,905
Other liabilities	6,157	4,211
Total long-term liabilities	738,613	726,470
Commitment and contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.0001 par value, 375,000,000 shares authorized at April 1, 2017 and December 31, 2016 and 76,770,630 and 76,786,000 shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	8	8
Additional paid-in capital	42,796	41,279
Common stock held in treasury, at par, 2,478,034 and 2,948,995 shares at April 1, 2017 and December 31, 2016, respectively	—	—
Retained earnings	42,444	41,916
Accumulated other comprehensive loss	(24,836)	(31,469)
Total shareholders' equity	60,412	51,734
Total liabilities and shareholders' equity	$853,797	$838,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands, except shares outstanding and per share information)

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Net sales	$87,218	$54,345
Cost of goods sold	51,908	25,927
Gross profit	35,310	28,418
Sales & marketing expenses	10,425	5,679
General & administrative expenses	11,357	5,432
Total operating expenses	21,782	11,111
Operating income	13,528	17,307
Interest expense	10,973	3,026
Other income, net	(278)	—
Income before income taxes	2,833	14,281
Income tax expense	2,305	5,879
Net income	$528	$8,402
Other comprehensive income:
Foreign currency translation adjustments	6,633	—
Comprehensive income	$7,161	$8,402

Basic and diluted earnings per share	$0.01	$0.11

Weighted average shares outstanding:
Basic	76,730,776	74,838,937
Diluted	76,746,296	74,838,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Operating activities:
Net income	$528	$8,402
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,914	107
Amortization of intangible assets	1,783	1,063
Amortization of deferred financing costs and debt discounts	858	217
Deferred income taxes	842	1,268
Equity-based compensation expense	1,744	1,079
Loss on exit activity	190	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(843)	(3,514)
Inventories	(2,878)	(251)
Other assets	(699)	108
Accounts payable	(5,354)	2,333
Accrued and other liabilities	(1,155)	3,627
Payments of founder contingent compensation	—	(23,000)
Net cash used in operating activities	(3,070)	(8,561)
Investing activities:
Acquisition of property and equipment	(2,526)	(193)
Net cash used in investing activities	(2,526)	(193)
Financing activities:
Payments on term loans	(1,500)	(2,563)
Draws under revolving credit facility	7,000	—
Repurchase of employee stock units on vesting	(225)	—
Net cash provided by (used in) financing activities	5,275	(2,563)
Effect of exchange rate changes on cash and cash equivalents	72	—
Decrease in cash and cash equivalents	(249)	(11,317)
Cash and cash equivalents—Beginning of period	10,323	18,751
Cash and cash equivalents—End of period	$10,074	$7,434

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$2,787
Interest paid	$9,942	$505

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

•
The Company entered into a tax receivable agreement ("TRA") with the former holders of units in Topco pursuant to which such holders received the right to future payments from the Company. Refer to Note 2 for more details regarding the TRA.

Crisps Topco Limited Acquisition
On September 2, 2016, the Company completed its acquisition of Crisps Topco Limited (“Tyrrells Group”), a company incorporated under the laws of England and Wales, which owns the Tyrrells international portfolio of premium snack brands, through Thunderball Bidco Limited (the “Purchaser”), a direct, wholly-owned subsidiary of the Company. The acquisition was completed pursuant to a Share Purchase Agreement (the “Purchase Agreement”) with SkinnyPop Popcorn LLC, a direct wholly-owned subsidiary of the Company (the “Purchaser Guarantor”), Crisps Holdings Limited, a company incorporated under the laws of the Cayman Islands (the “Institutional Seller”) and individual selling equity holders (the “Management Sellers”). The Company acquired all of the outstanding equity interests of Tyrrells Group for total consideration of approximately $416.4 million. Refer to Note 3 for more details regarding this transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Fiscal Year
In December 2016, the Company's Board of Directors approved a change in the fiscal year end from a calendar year ending on December 31 to a 52- or 53-week fiscal year ending on the last Saturday in December, effective beginning with fiscal year 2017. In a 52- or 53-week fiscal year, each of the Company's fiscal quarters will consist of two four-week fiscal months followed by a five- or six-week fiscal month. The change to the Company’s fiscal year does not impact the Company’s calendar year results for the year ended December 31, 2016, and the Company does not expect the change will impact the prior year comparability of each of the fiscal quarters and annual period in 2016 in future filings.
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016, the interim condensed consolidated statements of comprehensive income for the 13 weeks ended April 1, 2017 and the three months ended March 31, 2016 and the interim condensed consolidated statements of cash flows for the 13 weeks ended April 1, 2017 and three months ended March 31, 2016, are unaudited.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Interim Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Amplify Snack Brands, Inc. (“Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for annual financial statements. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended December 31, 2016, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position as of April 1, 2017 and results of our operations for the 13 weeks ended April 1, 2017 and the three months ended March 31, 2016, and cash flows for the 13 weeks ended April 1, 2017 and three months ended March 31, 2016.

The interim results for the 13 weeks ended April 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017. Operating results for the 13 weeks ended April 1, 2017 are not necessarily indicative of the results that may be expected for any future periods.

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
Foreign Currency Transactions and Translation
Exchange adjustments resulting from foreign currency transactions are recognized as a component of other non-operating income (loss) in the accompanying condensed consolidated statements of comprehensive income. For the Company's non-U.S. dollar functional currency subsidiaries, assets and liabilities are translated into U.S. dollars by using period-end exchange rates. Income and expense items are translated at a weighted-average exchange rate prevailing during the period. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.
Segment Reporting

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
The following table presents liabilities measured at fair value on a recurring basis (in thousands):

	April 1, 2017	December 31, 2016
Liabilities:
Contingent consideration (1)	$2,491	$2,491
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
The following table summarizes the Level 3 activity related to the Contingent Consideration (in thousands):

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Balance at beginning of the period	$2,491	$1,911
Change in fair value of contingent consideration	—	—
Balance at end of the period	$2,491	$1,911
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
Inventories
In our North American operations, inventories are valued at the lower of cost or net realizable value using the weighted-average cost method. The Company generally procures certain raw materials inputs and packaging from suppliers and contracts with third-party firms to assemble and warehouse finished products. The third-party co-manufacturers invoice the Company monthly for labor inputs upon the production or shipment of finished product during the period.
In our international operations, inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. The Company owns the manufacturing facilities used for production. The costs of finished goods inventories include raw materials, direct labor, indirect production, and overhead costs.
Write-downs are provided for finished goods expected to become non-saleable due to age and provisions are specifically made for slow moving or obsolete raw ingredients and packaging. The carrying value of our inventories is adjusted when we believe that the net realizable value is less than the carrying value. These write-downs are measured as the difference between the cost of the inventory, including estimated costs to complete and estimated selling prices. Charges related to slow moving or obsolete items are recorded as a component of cost of goods sold. Charges related to packaging redesigns are recorded as a component of selling and marketing expenses. Once inventory is written down, a new, lower-cost basis is established. These adjustments are estimates that require management judgment. Actual results could vary from our estimates and additional inventory write-downs could be required.
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
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. Accounts are charged to bad debt expense as they are deemed uncollectable based upon a periodic review of aging and collections.
As of April 1, 2017 and December 31, 2016, the Company recorded total allowances related to sales and incentive programs against trade accounts receivable of approximately $11.3 million and $9.3 million, respectively. Recoveries of receivables previously written off are recorded when received.
Concentration Risk
Customers with 10% or more of the Company’s net sales consist of the following:

	13 Weeks Ended April 1, 2017	Three Months Ended March 31,2016
Customer:
Costco	16%	29%
Sam's Club	9%	15%
As of April 1, 2017, one customer represented 14% of the accounts receivable balance outstanding. No customers represented more than 10% of our consolidated accounts receivable balance as of December 31, 2016. The Company outsources a significant percentage of the manufacturing of its products to a single co-manufacturer in the United States. This co-manufacturer represented 15% and 19% of the accounts payable balance as of April 1, 2017 and December 31, 2016, respectively.
Earnings per Share
Basic earnings per share has been computed based upon the weighted average number of common shares outstanding. The Company's unvested shares of restricted common stock contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and therefore are included in the computation of basic earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared and participation rights in undistributed earnings. Diluted earnings per share has been computed based upon the weighted average number of common shares outstanding plus the effect of all potentially dilutive common stock equivalents, except when the effect would be anti-dilutive. The dilutive effect of unvested restricted stock units ("RSUs") and outstanding stock options has been accounted for using the two-class method or the treasury stock method, if more dilutive.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
(in thousands, except share and per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$528	$8,402
Less: net income attributable to participating securities	(19)	(543)
Net income attributable to common shareholders	509	7,859
Denominator:
Basic:
Basic weighted average shares outstanding	76,730,776	74,838,937
Less: participating securities	(2,759,223)	(4,833,353)
Basic weighted average common shares outstanding	73,971,553	70,005,584

Basic earnings per share	$0.01	$0.11

Diluted:
Basic weighted average shares outstanding	76,730,776	74,838,937
Unvested RSUs (1)	15,520	—
Outstanding stock options (2)	—	—
Diluted weighted average shares outstanding	76,746,296	74,838,937
Less: participating securities	(2,759,223)	(4,833,353)
Diluted weighted average common shares outstanding	73,987,073	70,005,584

Diluted earnings per share	$0.01	$0.11

(1)    Excludes the weighted average impact of 1,358,158 and 116,068 unvested RSUs for the thirteen weeks ended
April 1, 2017 and three months ended March 31, 2016, respectively, because the effects of their inclusion would be anti-dilutive.

(2)    Excludes the weighted average impact of 342,667 and 186,264 outstanding stock options for the thirteen weeks ended April 1, 2017 and three months ended March 31, 2016, respectively, because the effects of their inclusion would be anti-dilutive.

Tax Receivable Agreement ("TRA")
As discussed in Note 1, immediately prior to the consummation of the IPO in August 2015, the Company entered into a TRA with the former holders of units in Topco. In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The Company estimated an obligation of approximately $96.1 million based on the full and undiscounted amount of expected future payments under the TRA in consideration of a reduction in the Company's future U.S. federal, state and local taxes resulting from the utilization of certain tax attributes. The Company accounted for the obligation under the TRA as a dividend and elected to reduce additional paid in capital. Subsequent adjustments of the TRA obligation due to certain events, such as potential changes in tax rates or insufficient taxable income, will be recognized in the consolidated statements of comprehensive income. Future cash payments under the TRA will be classified as a financing activity on the condensed consolidated statements of cash flows.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Under the previous guidance an impairment of goodwill is when the carrying amount of goodwill exceeds its implied fair value, whereas under the new guidance a goodwill impairment loss would be recognized if the carrying amount of the reporting unit exceeds its fair value, limited to the total amount of goodwill allocated to the that reporting unit. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard in January 2017, and will apply it as necessary in our financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2016-15 on its financial position, results of operations, cash flows and financial statement disclosures
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses” (Topic 326), which amends the guidance on the impairment of financial instruments. The standard adds an impairment model, referred to as current expected credit loss, which is based on expected losses rather than incurred losses. The standard applies to most debt instruments, trade receivables, lease receivables, reinsurance receivables, financial guarantees and loan commitments. Under the guidance, companies are required to disclose credit quality indicators disaggregated by year of origination for a five-year period. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. We do not anticipate this standard will have a material impact to our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, this ASU provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company does not believe these accounting standard updates will have a material impact on our results of operations.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting", which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted. The Company adopted the standard on October 1, 2016 and the adoption did not have an impact on its results of operations, statements of financial position or statements of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize assets and liabilities related to lease arrangements longer than twelve months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations, cash flows and financial statement disclosures but does not believe the adoption will have a material impact. As of April 1, 2017, the Company has $5.6 million of non-cancellable lease commitments.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance was effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the update were applied prospectively to adjustments to provisional amounts that occurred after the effective date of the update with early application permitted for financial statements not yet issued. We have adopted this guidance and will apply it as necessary in our financial statements. Based on changes to our provisional purchase price accounting, during the 13 weeks ended April 1, 2017, we recorded approximately $0.2 million of additional expense.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. The Company adopted the standard January 1, 2017 and the adoption did not have a material impact on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company applied the standard for the 13 weeks ended April 1, 2017 condensed consolidated financial statements and it had no impact on its disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition”, and most industry-specific guidance throughout the Codification. The standard requires entities to recognize the amount of revenue that reflects the consideration to which the company expects to be entitled in exchange for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU No. 2014- 09 by one year, to December 15, 2017 for interim and annual reporting periods beginning after that date. The FASB will permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of assessing both the method and the impact of the adoption of ASU No. 2014-09 on its financial position, results of operations, cash flows and financial statement disclosures. The Company anticipates the primary impact of the adoption on its consolidated financial statements will be the additional disclosure requirements around revenue recognition in the notes to the consolidated financial statements. Other areas that may potentially be impacted relate to the timing of the transfer of ownership and accounting surrounding the Company's trade promotions. We anticipate our internal control systems will be impacted by the implementation of the new standard.
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
This acquisition has been accounted for under the acquisition method of accounting, whereby the purchase consideration was allocated to tangible and intangible net assets acquired and liabilities assumed at their estimated

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

fair values on the date of acquisition. The excess purchase consideration over fair value of net assets acquired and liabilities assumed was recorded as goodwill and represents a value attributable to brand recognition associated with Tyrrells Group's products and position in the BFY snack category. For tax purposes the basis in assets carried over from Tyrrells Group, which resulted in deferred tax liabilities on the book and tax basis differences in identifiable intangibles.
The Company has incurred approximately $9.4 million of transaction related expenses in connection with the Tyrrells Group acquisition to date, which are included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income. Of the $9.4 million, $0.1 million was incurred during the 13 weeks ended April 1, 2017, with the remainder having been incurred in year ended December 31, 2016. The Company did not incur any transaction related expenses in the three months ended March 31, 2016. During the 13 weeks ended April 1, 2017, Tyrrells Group contributed approximately $27.6 million of net sales and a net loss of approximately $1.4 million to the Company. As of the acquisition date, Tyrrells Group had $28.0 million of gross accounts receivable, of which we estimated $6.6 million will be uncollectable, mostly related to the costs of promotional activities being offset against trade receivable invoices by customers. In connection with the Tyrrells Group acquisition, we recognized approximately $95.5 million of goodwill from expected synergies due to our ability to expand our North American products overseas, added diversification of our BFY snack portfolio, as well as the manufacturing and distribution capabilities we acquired. The goodwill associated with the Tyrrells Group acquisition is not deductible for tax purposes.
The Company has one year from the acquisition date to finalize the valuation of the acquired assets and liabilities, including goodwill and intangible assets. Management is responsible for these internal and third-party valuations and appraisals and is continuing to review the amounts and allocations. The Company's purchase price allocation for the Tyrrells Group acquisition is preliminary and subject to revision as additional information is obtained related to the fair value of assets and liabilities associated with potential uncertain tax positions, the fair value of acquired property, plant and equipment, as well as valuations related to trade names and customer relationships. During the 13 weeks ended April 1, 2017, the Company revised the fair value estimates associated with its acquisition accounting for Tyrrells Group acquisition consummated on September 2, 2016 that resulted in adjustments to the previously reported allocation of purchase consideration. The adjustments were a result of changes to the original fair value estimates of certain items acquired and are the result of additional information obtained since September 2, 2016, that related to facts and circumstances that existed at the acquisition date.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the preliminary allocation of the purchase consideration for Tyrrells to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands).

Purchase consideration:	Provisional Valuation as of December 31, 2016	Measurement Period Adjustments	Current Valuation
Cash paid as purchase consideration	$381,069	$—	$381,069
Fair value of equity issued to Sellers	35,319	—	35,319
Total purchase consideration	416,388	—	416,388
Less: cash and cash equivalents acquired	(15,451)	—	(15,451)
Total purchase price, net of cash and cash equivalents acquired	400,937	—	400,937
Fair value of net assets acquired and liabilities assumed:
Accounts receivable	21,424	—	21,424
Inventory	8,921	—	8,921
Property and equipment	42,612	9,005	51,617
Other assets	2,845	—	2,845
Indefinite-lived identifiable intangible asset- trade names	261,854	2,524	264,378
Definite-lived identifiable intangible assets- customer relationships (15-year useful life)	44,240	532	44,772
Accounts payable	(19,498)	—	(19,498)
Other liabilities	(13,123)	(1,768)	(14,891)
Deferred tax liabilities	(51,810)	(2,329)	(54,139)
Total fair value of net assets acquired and liabilities assumed	297,465	7,964	305,429
Excess purchase consideration over fair value of net assets acquired (goodwill)	$103,472	$(7,964)	$95,508

Goodwill is calculated as the excess of consideration paid over the net assets acquired and represents synergies, organic growth and other benefits that are expected to arise from integrating Tyrrells Group into our operations.

Pro Forma Combined Statements of Operations (Unaudited)

The following unaudited pro forma combined statements of operations presents the Company's operations as if the Tyrrells Group acquisition and related financing activities had occurred on January 1, 2016. The pro forma information includes the following adjustments (i) amortization of acquired definite-lived intangible assets; (ii) depreciation based on the fair value of acquired property and equipment; (iii) costs of goods sold based on the fair value of acquired inventory; (iv) interest expense incurred in connection with incremental term loan borrowings used to finance the acquisition of Tyrrells; and (v) inclusion of equity-based compensation expense associated with equity awards granted to certain Tyrrells' employees in connection with the acquisition. The pro forma combined statements of operations are not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and are not intended to be a projection of future results (in thousands, except per share data):

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
(Unaudited)
Net sales	$87,218	$86,945
Net income	$528	$5,920
Net income per share- basic	$0.01	$0.08
Net income per share- diluted	$0.01	$0.08

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
For the 13 weeks ended April 1, 2017, Oatmega products contributed net sales of approximately $3.7 million. The Company does not allocate overhead to the Oatmega brand and therefore has not reported net income as a result of this acquisition. In connection with the Boundless Nutrition acquisition we recognized approximately $8.5 million of goodwill from expected synergies due to our ability to diversify our product offerings and leverage our North American distribution channels. For tax purposes, the acquisition is treated as an acquisition of assets, therefore the Company's tax basis in assets was allocated based on their fair value. The goodwill associated with the Boundless Nutrition acquisition is deductible for tax purposes.
The Company completed its review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition, with an adjustment to fair value of contingent consideration identified during the measurement period. The following table summarizes the final allocation of the purchase consideration for Boundless Nutrition to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
4. INVENTORY

Inventories, net of reserves and provisions, consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Raw materials and packaging	$9,893	$9,313
Work in process	1,403	760
Finished goods	9,994	8,177
Inventories, net	$21,290	$18,250
As of April 1, 2017 and December 31, 2016, we had approximately $0.3 million and $0.6 million in reserves, respectively, for finished goods deemed unsaleable and raw materials and packaging deemed obsolete. If future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Accumulated depreciation is recognized ratably over the expected useful life of the asset. Property and equipment, net consist of the following (in thousands):

	April 1, 2017	December 31, 2016
Machinery and equipment	$45,436	$35,889
Furniture and fixtures	3,901	3,665
Building	5,101	4,408
Land	1,033	928
Leasehold improvements	6,189	3,922
Property and equipment, gross	61,660	48,812
Less: accumulated depreciation	(4,921)	(2,928)
Property and equipment, net	$56,739	$45,884

Depreciation expense was approximately $1.9 million and $0.1 million for the 13 weeks ended April 1, 2017 and three months ended March 31, 2016, respectively. Depreciation expense is included in cost of goods sold and general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	North America	International	Total
Balance as of December 31, 2016	$55,872	$96,081	$151,953
Purchase price accounting adjustments	—	(7,395)	(7,395)
Foreign currency translation impact	—	1,529	1,529
Balance as of April 1, 2017	$55,872	$90,215	$146,087

Intangible assets consist of the following (in thousands):

	April 1, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$471,078	$—	$471,078	$464,488	$—	$464,488
Intangible assets with finite lives:
Customer relationships	108,040	(13,185)	94,855	106,830	(11,387)	95,443
Non-competition agreement	90	(35)	55	90	(32)	58
Trade name	20	(18)	2	20	(13)	7
Total	$579,228	$(13,238)	$565,990	$571,428	$(11,432)	$559,996

Amortization of finite-lived intangibles was approximately $1.8 million and $1.1 million for the 13 weeks ended April 1, 2017 and three months ended March 31, 2016, respectively. Amortization of finite-lived intangible assets is included

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

ASC 350, "Intangibles- Goodwill and Other", requires companies to test goodwill and indefinite-lived intangibles for impairment annually and more frequently if indicators of impairment exist. Accordingly, the Company will perform its annual assessment of fair value as of July 1, 2017.

7. ACCRUED LIABILITIES
The following table shows the components of accrued liabilities (in thousands):

	April 1, 2017	December 31, 2016
Unbilled inventory	$2,216	$2,409
Accrued commissions	8	432
Accrued bonuses	633	2,133
Accrued personnel costs	633	898
Accrued interest	3,432	3,297
Accrued marketing costs	1,201	157
Accrued professional fees	1,123	913
Accrued VAT	788	825
Other accrued liabilities	1,406	1,441
Total accrued liabilities	$11,440	$12,505

8. DEBT

Debt consists of the following (in thousands):

	April 1, 2017	December 31, 2016
Term loans, net of unamortized original issue discount of $6,124 and $6,321, respectively	$590,876	$592,179
Revolving loans	15,500	8,500
Notes payable, net of unamortized discount of $193 and $236, respectively	7,712	7,669
Deferred financing costs, net of accumulated amortization of $1,430 and $813, respectively	(15,341)	(15,957)
Total debt	598,747	592,391
Less: Current portion	(6,936)	(6,927)
Long-term debt	$591,811	$585,464
Credit Facility
In connection with the acquisition of Tyrrells Group, the Company entered into a Credit Agreement on September 2, 2016 (the "Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans") and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"), of which 20 million is denominated in pounds sterling. The Company borrowed from the Term Loans in full to finance the acquisition of Tyrrells Group and pay down all outstanding indebtedness under the Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). As of April 1, 2017, the Company had $33.4 million of available capacity under the Revolving Loans.
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
In addition to the installment payments described above, the Credit Facility includes an annual mandatory prepayment of the Term Loans from 50% of the Company's excess cash flow as measured on annual basis, with step- downs to 25% and 0% of the Company's excess cash flow if the Company's Total Leverage Ratio (as defined in the Credit Facility), tested as of the last day of the Company's fiscal year, is less than 4.50 to 1.00 but greater than 3.75 to 1.00, and less than or equal to 3.75 to 1.00, respectively. Excess cash flow is generally defined as the Company's Consolidated Net Income (as defined in the Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and certain restricted payments, as adjusted for changes in the Company's working capital and less other customary items. The excess cash flow requirement discussed above will commence with the fiscal year ending December 30, 2017.
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

Interest
The Term Loans bear interest, at the Company's option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if the Company's First Lien Leverage Ratio (as defined in the Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. As of April 1, 2017, the interest rate on the outstanding Term Loans balance was 6.50% per annum and the weighted-average interest rate on the outstanding Revolver Loans balance was 6.40% per annum.
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
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.0, initially, and decreasing to 6.25 to 1.0 over the term of the Credit Facility. As of April 1, 2017, the Company was in compliance with this financial covenant.
The Credit Facility contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters. The Credit Facility contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests i

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

n the Company, entering into affiliate transactions and asset sales. The Credit Facility also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

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
9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company entered into certain supply contracts for their popcorn kernels, oils, potatoes, root vegetables and natural ingredients used in Oatmega protein bars. Certain contracts also stipulate that if the Company fails to purchase the stated quantities within the time period specified, the Company has the option to purchase all remaining quantities under the contract, or the seller has the right to assess liquidated damages, including payment of the excess of the contract price over the market price for all remaining contracted quantities not purchased.
As of April 1, 2017, the Company's purchase commitments remaining under these contracts were as follows:

Ingredient Commitments
Remainder of 2017	$21,129
2018	8,443
Total	$29,572

Lease Commitments

The Company entered into an operating lease on February 26, 2015 for its corporate headquarters located in Austin, Texas.

Boundless Nutrition entered into an operating lease for an office space and manufacturing facility in November 2014, which the Company assumed as part of the acquisition. In January 2017, the Company exited its Boundless Nutrition lease and entered into a sublease with a third party for the remainder of the lease term. In connection with the lease abandonment, the Company incurred a loss on exit activity of approximately $0.2 million.

Tyrrells Group has several operating leases for office space and manufacturing facilities which the Company assumed as part of the acquisition.

Rent expense from operating leases totaled approximately $0.3 million and $0.1 million for the 13 weeks ended April 1, 2017 and three months ended March 31, 2016, respectively.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of April 1, 2017, minimum rental commitments under non-cancellable operating leases were as follows (in thousands):

Remainder of 2017	$1,049
2018	949
2019	791
2020	729
2021	687
Thereafter	1,420
Total	$5,625

Legal Matters

From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results from operations or cash flow.

10. INCOME TAXES
For the 13 weeks ended April 1, 2017 and three months ended March 31, 2016, the Company recorded tax expense of $2.3 million on pre-tax income of $2.8 million and tax expense of $5.9 million on pre-tax income $14.3 million, respectively. The effective tax rate was 81.4% and 41.2% for the 13 weeks ended April 1, 2017 and three months ended March 31, 2016, respectively. The Company's effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates and the amount of taxable income the Company earns within those jurisdictions. The increase in the effective tax rate for the 13 weeks ended April 1, 2017 compared to the three months ended March 31, 2016 was primarily due to gains from foreign currency transactions which were treated as discrete items in the current quarter, along with the impact of entering foreign jurisdictions in connection with our acquisition of Tyrrells Group in September 2016.
As of April 1, 2017, we have established a long-term liability for an uncertain tax position in the amount of approximately $1.1 million related to pre-acquisition activity by Tyrrells Group. The Company's policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. As of April 1, 2017, the interest associated with the Company's position is not material.
11. EQUITY-BASED COMPENSATION
In July 2015, the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the "2015 Plan") was adopted by the Company's board of directors, approved by the Company's stockholders and became effective immediately prior to the consummation of the Company's IPO in August 2015. The 2015 Plan provides for the grant of various equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company and its subsidiaries. The types of awards that may be granted under the 2015 Plan include incentive stock options, non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") and other equity-based awards. The Company initially reserved 13,050,000 shares of common stock for issuance under the 2015 Plan, which is subject to certain adjustments for changes in the Company's capital structure, as defined in the 2015 Plan. As of April 1, 2017, 3,949,721 shares were available for issuance under the 2015 Plan.
For the 13 weeks ended April 1, 2017 and three months ended March 31, 2016, equity-based compensation expense was approximately $1.7 million and $1.1 million, respectively.
During the 13 weeks ended April 1, 2017, 366,156 RSUs were granted to certain employees with a grant date fair value of approximately $3.1 million, which is calculated based on the closing market value of the Company's common stock on the the date of grant. The grant date fair value of the RSU awards is amortized to equity-based compensation expense on a straight-line basis over a three or four-year service period based on the terms of the award.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. SEGMENT INFORMATION
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
Management considers its chief executive officer to be the Company's chief operating decision maker ("CODM") as he regularly reviews operating results of the North America and International segments for purposes of allocating resources and evaluating financial performance. Certain expenses such as professional fees, insurance and costs related to employees who focus on both our domestic and international business have been excluded from our individual segments profitability measures, along with non-recurring transaction related expenses that are not part of revenue generating activities. For purposes of our segment results, revenue is attributed to individual geographies on the basis of the physical location of where the sales occur. Prior to the Tyrrells Group acquisition, the Company operated as one reportable segment with all of its business conducted in North America. Figures from the prior period have be restated to conform with the current period segment information presentation.
We have provided information on our net sales, depreciation, amortization, segment operating income, stock compensation, corporate overhead expenses and non-recurring transaction expenses. Additionally, we have provided information related to capital expenditures, fixed assets and total assets.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Net sales:
North America	$60,035	$54,345
International	27,183	—
Total net sales	$87,218	$54,345

Depreciation expense:
North America	$245	$107
International	1,669	—
Total depreciation expense	$1,914	$107

Amortization of intangible assets:
North America	$1,100	$1,063
International	683	—
Total amortization expense	$1,783	$1,063

Segment operating income (loss):
North America	$21,091	$20,437
International	(1,170)	—
Segment operating income	19,921	20,437

Corporate overhead (1)	(3,511)	(2,051)
Non-recurring and unusual transactions (2)	(1,138)	—
Equity-based compensation	(1,744)	(1,079)
Operating income	13,528	17,307

Reconciliation to income before taxes:
Interest expense	10,973	3,026
Other income, net	(278)	—
Income before income taxes	$2,833	$14,281

Net sales by brand:
SkinnyPop brand	$53,531	$53,080
Tyrrells brand (3)	22,353	—
Oatmega brand	3,742	—
Paqui brand	2,460	1,265
Lisa's Chips brand (4)	1,925	—
Thomas Chipman and the Wholesome Food Company brands (5)	3,207	—
Total net sales	$87,218	$54,345

(1)
Included in corporate overhead are administrative costs required to operate effectively as a public company, recurring professional fees, corporate-related insurance costs, personnel costs of our executive team, and certain individuals within our finance and human resources departments.

(2)
Included in non-recurring and unusual transactions are expenses that impact operating income that management considers non-recurring in nature, which we add-back in determining adjusted EBITDA as presented in Item 2 of this Quarterly Report.

(3)	Tyrrells brand includes private label net sales of items that were manufactured at our facilities in the United Kingdom.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(4)	Lisa's Chips brand includes private label net sales of items that were manufactured at our facility in Germany.

(5)	Thomas Chipman and the Wholesome Food Company brands include private label net sales manufactured at our facility in Australia.

All of our outstanding debt and notes payable and associated interest expense are held by our North America segment. Interest income was immaterial to both segments.

Customer Concentrations - North America

Customers with 10% or more of our North America segment net sales consist of the following:

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Customer:
Costco	24%	29%
Sam's Club	13%	15%

Customer Concentrations - International

One customer within our International segment represented 11% of the segment's net sales for the 13 weeks ended April 1, 2017.

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Capital expenditures:
North America	$1,212	$193
International	1,314	—
	$2,526	$193

Fixed assets:	April 1, 2017	December 31, 2016
North America	$5,347	$4,168
International	51,392	41,716
	$56,739	$45,884

Total assets:	April 1, 2017	December 31, 2016
North America	$385,590	$378,658
International	468,207	459,582
	$853,797	$838,240

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
Forward-looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, "seek", “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “strategy", "future", “believes”, “estimates”, "goal", “potential”, "likely" or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report include, but are not limited to, statements about:
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
Our Company and Our Business

Amplify Snack Brands, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, the "Company", "we", "us" and "our") is a high growth, snack food company focused on developing and marketing products that appeal to consumers’ growing preference for better-for-you ("BFY") snacks. Our anchor brand, SkinnyPop, is a highly-profitable and market-leading BFY ready-to-eat ("RTE") popcorn brand. Through its simple, major allergen-free and non-GMO ingredients, SkinnyPop embodies our BFY mission and has amassed a loyal and growing customer base across a wide range of food distribution channels in the United States. In September 2016, we acquired Crisps Topco Limited ("Tyrrells Group") and its international portfolio of premium BFY snack brands. This acquisition allows us to broaden our international customer reach, diversify our product and brand portfolio and realize the benefits of operating scale. In April 2015, we acquired Paqui, LLC ("Paqui"), an emerging BFY tortilla chip brand and in April 2016, we acquired Boundless Nutrition, LLC ("Boundless Nutrition"), which manufactures and distributes its Oatmega protein snack bars and cookies to natural, grocery, mass and food service retail partners across the United States. These acquisitions allow us to leverage our infrastructure to help us grow into adjacent snacking sub-segments with innovative BFY brands. We believe that our focus on building a portfolio of exclusively BFY snack brands differentiates us and will allow us to leverage our platform to realize material synergies across our family of BFY brands, as well as allow our retail customers to consolidate their vendor relationships in this large and growing category.
Results of Operations

Comparison of 13 Weeks Ended April 1, 2017 and Three Months Ended March 31, 2016

The following table compares our results of operations, including as a percentage of net sales, for the 13 weeks ended April 1, 2017 and the three months ended March 31, 2016.

	13 Weeks Ended April 1, 2017	% of Net Sales	Three Months Ended March 31, 2016	% of Net Sales
Net sales	$87,218	100.0%	$54,345	100.0%
Cost of goods sold	51,908	59.5%	25,927	47.7%
Gross profit	35,310	40.5%	28,418	52.3%
Sales & marketing expenses	10,425	12.0%	5,679	10.4%
General & administrative expenses	7,830	9.0%	3,290	6.1%
Equity-based compensation	1,744	2.0%	1,079	2.0%
Amortization of intangible assets	1,783	2.0%	1,063	2.0%
Total operating expenses	21,782	25.0%	11,111	20.4%
Operating income	13,528	15.5%	17,307	31.8%
Interest expense	10,973	12.6%	3,026	5.6%
Other income, net	(278)	(0.3)%	—	—
Income before income taxes	2,833	3.2%	14,281	26.3%
Income tax expense	2,305	2.6%	5,879	10.8%
Net income	$528	0.6%	$8,402	15.5%

Net Sales

Net sales for the 13 weeks ended April 1, 2017 was $87.2 million as compared to $54.3 million for the three months ended March 31, 2016, representing an increase of $32.9 million or 60.5%. Our acquisitions of Tyrrells Group's international portfolio of brands in September 2016 and Oatmega in April of 2016, contributed incremental net sales of approximately $27.6 million and $3.7 million, respectively, during the 13 weeks ending April 1, 2017. Our organic net sales grew by approximately $1.6 million or 3%.

Within our North America segment, net sales increased from $54.3 million for the three months ended March 31, 2016 to $60.0 million for the 13 weeks ended April 1, 2017, representing an increase of $5.7 million or 10.5%. Our Oatmega and Tyrrells brands, which we did not own during the three months ended March 31, 2016, contributed approximately $3.7 million and $0.3 million of net sales, respectively, for the 13 weeks ended April 1, 2017. Our SkinnyPop brand contributed net sales of approximately $53.5 million for the 13 weeks ended April 1, 2017, representing an increase of approximately $0.5 million or 1% from the prior period, primarily driven by the introduction of our popcorn cakes and microwave popcorn products, partially offset by a decline in our ready-to-eat popcorn ("RTE") offering due to a planned promotional shift from the first quarter of last year to the second quarter of this year. Our Paqui brand contributed net sales of approximately $2.5 million for the 13 weeks ended April 1, 2017, representing an increase of approximately $1.2 million or 94% from the prior period, primarily driven by increased distribution and improved velocities.

Our International segment contributed net sales of approximately $27.2 million for the 13 weeks ended April 1, 2017. Within our International segment, net sales of Tyrrells, Lisa's Chips and Thomas Chipman/Wholesome Food brands, including their respective country's manufactured private label sales, were approximately $22.1 million, $1.9 million and $3.2 million, respectively, for the 13 weeks ended April 1, 2017. In March 2017, we launched our SkinnyPop RTE product to select retailers within the U.K., which had an immaterial contribution to net sales during the 13 weeks ended April 1, 2017.

Gross Profit

Gross profit increased approximately $6.9 million, or 24.3%, from $28.4 million for the three months ended March 31, 2016 to $35.3 million for the 13 weeks ended April 1, 2017. The increase in gross profit was primarily driven by the net sales contribution from the acquisitions of Tyrrells Group's brands and Oatmega. Gross profit as a percent of net sales decreased 1,181 basis points, from 52.3% for the three months ended March 31, 2016 to 40.5% for the 13 weeks ended April 1, 2017. Our overall gross margin percentage decrease was primarily driven by the September 2016 acquisitions of Tyrrells Group's brands and Oatmega and to a lesser extent the increased contributions of our Paqui brand and new SkinnyPop innovation, all of which have lower gross margin profiles than our SkinnyPop RTE product, our primary product during the three months ended March 31, 2016.The impact to our gross margin percentage as a result of the Tyrrells Group's brands and Oatmega was an approximately 1,340 basis points. This was partially offset by decreased trade promotional support within our North America segment primarily from the planned promotional shift for our SkinnyPop RTE product, representing a 70 basis point impact, as well as a favorable product costs within our North America segment, representing a 90 basis point impact.

Our North America segment's gross margin was 51.7% for the 13 weeks ended April 1, 2017, compared to 52.3% for the three months ended March 31, 2016. Our International segment's gross margin was 15.7% for the 13 weeks ended April 1, 2017. Our International segment's gross margin percentage was lower than historical averages, primarily due to a higher sales mix of private label versus branded products, higher trade spending, higher production-related costs in our manufacturing facilities and a one-time depreciation catch-up amount related to purchase price accounting of approximately $0.2 million.

Sales and Marketing Expenses

Sales and marketing expenses increased approximately $4.7 million or 83.6%, from $5.7 million for the three months ended March 31, 2016 to $10.4 million for the 13 weeks ended April 1, 2017, primarily due to sales and marketing expenses from our Tyrrells Group and Boundless Nutrition acquisitions of $2.9 million and $0.7 million, respectively, as well as incremental investments in our brands and sales and marketing personnel in the North America segment. Sales and marketing expenses as a percentage of net sales was 12.0% and 10.4% for the 13 weeks ended April 1, 2017 and three months ended March 31, 2016, respectively.

Sales and marketing expenses within our North America segment were approximately $7.1 million for the 13 weeks ended April 1, 2017 compared to approximately $5.7 million for the three months ended March 31, 2016, representing an increase of approximately $1.4 million, or 24.9%. As a percentage of segment net sales, sales and marketing expenses were 11.8% for the 13 weeks ended April 1, 2017 and 10.4% for the three months ended March 31, 2016. The increase in sales and marketing expenses was due to a $0.3 million increase in personnel costs, an increase of $0.6 million related to in-store demonstrations and to a lesser extent, increased advertising and other promotional activities and selling costs to drive brand awareness.

Our International segment accounted for approximately $3.3 million of our consolidated sales and marketing expenses for the 13 weeks ended April 1, 2017, representing 12.3% of the segment's net sales.

General and Administrative Expenses

General and administrative expenses increased from $3.3 million for the three months ended 2016 to $7.8 million for the 13 weeks ended April 1, 2017, representing an increase of $4.5 million, or 138%. The increase was primarily due to our Tyrrells Group and Boundless Nutrition acquisitions, which contributed an incremental $3.2 million and $0.1 million of general and administrative expenses, respectively. In addition, we incurred approximately $0.7 million of acquisition and integration-related costs during the 13 weeks ended April 1, 2017, that we consider non-recurring in nature and have been added back to our Adjusted EBITDA presented in Item 2 of this Quarterly Report. We did not incur any acquisition or integration-related costs during the three months ended March 31, 2016.

General and administrative expenses, excluding corporate overhead and non-recurring expenses, within our North America segment were $1.7 million, or 2.9% of the segment's net sales for the 13 weeks ended April 1, 2017, as compared to $1.2 million or 2.3% of the segment's net sales for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily a result of our investment in personnel to effectively scale and manage the North American operations.

General and administrative expenses, excluding corporate overhead and non-recurring expenses, within our International segment were $1.9 million or 6.9% of the segment's net sales for the 13 weeks ended April 1, 2017.

Corporate Overhead

General and administrative expenses also include corporate overhead, which is excluded from our North America and International segments' profitability measures. Corporate overhead includes administrative costs required to operate effectively as a public company, recurring professional fees, corporate-related insurance costs, personnel costs of our executive team and certain individuals within our finance and human resources departments. We experienced an increase in corporate overhead of approximately $1.5 million, or 71.2%, from approximately $2.0 million for the three months ended March 31, 2016 to approximately $3.5 million for the 13 weeks ended April 1, 2017. Our acquisition of Tyrrells Group in September 2016, contributed approximately $0.5 million in corporate overhead for the 13 weeks ended April 1, 2017. The remaining increase in corporate overhead is primarily related to an increase in professional fees and personnel costs required to operate effectively as a public company.

Equity-based Compensation

Equity-based compensation increased approximately $0.6 million or 61.6% from $1.1 million for the three months ended March 31, 2016 to $1.7 million for the 13 weeks ended April 1, 2017. The increase in equity-based compensation is primarily attributable to equity awards that were granted to certain employees of Tyrrells Group at the time of the acquisition. In March 2017, we granted certain employees equity awards with a grant date fair value of approximately $3.1 million which will be expensed ratably over the service period. As a result of these equity awards our equity based compensation will increase by approximately $0.2 million per fiscal quarter.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $1.8 million for the 13 weeks ended April 1, 2017, compared to $1.1 million for the three months ended March 31, 2016, representing an increase of approximately $0.7 million, or 67.7%. The increase in amortization of intangible assets is primarily attributable to our acquisition of Tyrrells Group in September 2016, which contributed approximately $0.7 million of amortization for the 13 weeks ended April 1, 2017.

Interest Expense

Interest expense increased approximately $8.0 million or 262.6% from $3.0 million for the three months ended March 31, 2016 to $11.0 million for the 13 weeks ended April 1, 2017. The increase in interest expense was primarily attributable to additional indebtedness outstanding during the 13 weeks ended April 1, 2017 as compared to the three months ended March 31, 2016 as a result of our acquisition of Tyrrells Group. Our interest rate was also 100 basis points higher during the 13 weeks ended April 1, 2017 compared to the three months ending March 31, 2016. Refer to the Liquidity and Capital Resources section herein for additional information regarding our Credit Facility.

Other Income, Net

Other income, net for the 13 weeks ended April 1, 2017, includes approximately $0.5 million of gains from foreign currency transactions, partially offset by a loss on exit activity of approximately $0.2 million, related to our abandonment of a facility lease and entry into a sub-lease agreement in January 2017. During the three months ended March 31, 2016, we conducted all of our business in U.S. Dollar and therefore had no foreign currency transaction gains or losses.

Income Tax Expense

Income tax expense decreased approximately $3.6 million, or 60.8%, from $5.9 million for the three months ended March 31, 2016 to $2.3 million for the 13 weeks ended April 1, 2017. The effective tax rate was 81.4% for the 13 weeks ended April 1, 2017 and 41.2% for the three months ended March 31, 2016. The increase in the effective tax rate was primarily due to gains from foreign currency transactions which were treated as discrete items in the current quarter, along with the impact of entering foreign jurisdictions in connection with our acquisition of Tyrrells Group in September 2016.

Liquidity and Capital Resources
Liquidity represents our ability to generate sufficient cash from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise mainly from working capital requirements and general corporate purposes, including capital expenditures and debt service. We believe our cash on hand and cash to be provided from our operations, in addition to borrowings available under our Revolving Loans, will be sufficient to fund our contractual commitments and repay our obligations as required and meet our operational requirements for at least the next 12 months. Under the terms of the Credit Facility, we are permitted to raise additional Revolving and Term Loans with existing and new lenders. As of April 1, 2017, we had $33.4 million of available capacity under our Revolving Loans.
As of April 1, 2017, we had $10.1 million of cash and cash equivalents on hand. We maintain cash and cash equivalents at various financial institutions located throughout the world. Approximately $6.1 million or 60% of these amounts were held in domestic accounts and approximately $4.0 million or 40% of these amounts were held in accounts outside of the United States with various financial institutions. It is the Company’s intention to indefinitely reinvest all foreign earnings outside the United States, therefore no provision for U.S. federal or state income taxes on those earnings has been recorded.  In the event that management elects for any reason in the future to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional U.S. tax expense upon such repatriation that is not currently accrued in our consolidated financial statements.
In 2017, we estimate that we will pay approximately $7.1 million under the TRA and we expect the remaining annual payments to be significant through 2030.
Historical Cash Flow

Comparison of 13 Weeks Ended April 1, 2017 and Three Months Ended March 31, 2016
The following table summarizes our cash flows from operating, investing and financing activities:

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016	Change
(In thousands)
Cash flows (used in) provided by:
Operating activities	$(3,070)	$(8,561)	$5,491
Investing activities	(2,526)	(193)	(2,333)
Financing activities	5,275	(2,563)	7,838
Effect of exchange rate changes on cash and cash equivalents	72	—	72
Net decrease in cash	$(249)	$(11,317)	$11,068
Operating Activities
Net cash used in operating activities was approximately $3.1 million and $8.6 million for the 13 weeks ended April 1, 2017 and three months ended March 31, 2016, respectively, representing a decrease in cash used in operating activities of approximately $5.5 million for the comparable periods. The largest contributor to the decrease in cash used in operating activities was due to a $23.0 million payment of founder contingent compensation during the three months ended March 31, 2016, which was offset in part by a decrease in net income of $7.9 million and changes in working capital. Non-cash reconciling items, such as depreciation, amortization of intangibles, amortization of deferred financing costs and debt discounts, deferred income taxes, equity-based compensation and a loss on exit activity totaled $7.3 million for the 13 weeks ended April 1, 2017 compared to $3.7 million for the three months ended March 31, 2016. This comparative source of cash of $3.6 million is attributable to the Tyrrells Group acquisition which resulted in incremental non-cash expenses. Changes in our operating assets and liabilities resulted in a use of cash of $10.9 million during the 13 weeks ended April 1, 2017 compared to a $2.3 million source of cash during the three months ended March 31, 2016. This fluctuation in our operating assets and liabilities is primarily a result of timing of payments and cash receipts.

Investing Activities
Net cash used in investing activities increased approximately $2.3 million, from approximately $0.2 million for the three months ended March 31, 2016 to approximately $2.5 million for the 13 weeks ended April 1, 2017. The use of cash in both comparable periods was attributable to the acquisition of property and equipment. The increase was due to capital investments to increase our manufacturing capacity both domestically and internationally.
Financing Activities
Net cash provided by financing activities was approximately $5.3 million for the 13 weeks ended April 1, 2017, compared to net cash used in financing activities of approximately $2.5 million for the three months ended March 31, 2016, representing an increase in cash provided by financing activities of approximately $7.8 million for the comparable periods. During the 13 weeks ended April 1, 2017, we borrowed $7.0 million under our revolving credit facility to help finance the purchase of property and equipment as well as our working capital needs.
Tax Receivable Agreement
Immediately prior to the consummation of the IPO in August 2015, we entered into the TRA, with the former holders of units in Topco.  In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The TRA generally provides for payment by us to the counterparty of 85% of the U.S. federal, state and local tax benefits realized by us and our subsidiaries from the utilization of certain tax attributes that were generated when SkinnyPop Popcorn LLC was acquired by investment funds affiliated with TA Associates in July 2014. We will retain approximately 15% of the U.S. federal, state and local tax benefits realized from the utilization of such tax attributes. We expect the payments we are required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect to be required to pay the counterparty approximately $96.1 million through 2030. We made the first annual payment of approximately $6.6 million under the TRA in October 2016. Prior to December 30, 2017, we expect to make our second annual installment which we estimate will approximate $7.1 million.

Indebtedness

Credit Facility

In connection with the acquisition of Tyrrells Group, we entered into the Credit Facility on September 2, 2016, which provided for Term Loans in the aggregate principal amount of $600 million and Revolving Loans in the aggregate principal amount of $50 million. We borrowed from the Term Loans in full to finance the acquisition of Tyrrells Group and pay down all outstanding indebtedness under the Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). As of April 1, 2017, we had $33.4 million of available capacity under our Revolving Loans.

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

Interest

The Term Loans bear interest, at our option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if our First Lien Leverage Ratio (as defined in the Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. As of April 1, 2017, the interest rate on the outstanding Term Loans balance was 6.50% per annum and the weighted-average interest rate on the outstanding Revolver Loans balance was 6.40% per annum.

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
Covenants
As of the last day of any fiscal quarter, the terms of the Credit Facility require us (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.0, initially, and decreasing to 6.25 to 1.0 over the term of the Credit Facility. As of April 1, 2017, we were in compliance with our financial covenants.
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

Notes Payable
In April 2016, we issued $4.0 million in unsecured notes to the sellers of Boundless Nutrition in connection with its acquisition. The notes bear interest at a rate per annum of 0.67% with principal and interest due at varying maturity dates between April 29, 2017 and December 31, 2018. We recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms, which is amortized to interest expense over the term of the notes using the effective-interest method.
In April 2015, we issued $3.9 million in unsecured notes to the sellers of Paqui in connection with its acquisition. The notes bear interest at a rate per annum of 1.5% with principal and interest due at maturity on March 31, 2018. We recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms, which is amortized to interest expense over the term of the notes using the effective-interest method.
Contractual Obligations and Other Commitments

Except as discussed in Notes 8 and 9 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2016.

Off Balance Sheet Arrangements

At April 1, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"). In the preparation of these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. The application of each of these critical accounting policies and estimates was discussed in "Critical Accounting Policies and Estimates" included in our 2016 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates from those discussed in our 2016 Annual Report on Form 10-K.

Non-GAAP Financial Measures
We include Adjusted EBITDA, which we refer to as a non-GAAP measure, in this report because it is an important measure upon which our management assesses our operating performance. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period-to-period by excluding potential differences primarily caused by variations in capital structures, tax positions, the impact of depreciation and amortization expense on our fixed assets and intangible assets and the impact of equity-based compensation expense. In addition, our Credit Agreement contains financial maintenance covenants, including a total funded debt ratio and a minimum fixed charged ratio, that use Adjusted EBITDA as one of their inputs. Because this non-GAAP measure facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use it for business planning purposes, to incentivize and compensate our management personnel, and in evaluating acquisition opportunities. In addition, we believe this non-GAAP measure and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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
Adjusted EBITDA
Adjusted EBITDA is a financial performance measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net income adjusted to exclude, when appropriate, interest expense, income tax expense, depreciation, amortization of intangible assets, equity-based compensation expenses and other non-operational items. Below, we have provided a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

The following tables present a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (amounts in thousands):

	13 Weeks Ended April 1, 2017	Three Months Ended March 31, 2016
Net income	$528	$8,402
Non-GAAP adjustments:
Interest expense	10,973	3,026
Income tax expense	2,305	5,879
Depreciation	1,914	107
Amortization of intangible assets	1,783	1,063
Equity-based compensation expense	1,744	1,079
Loss on exit activity (1)	190	—
Foreign currency gains	(468)	—
Transaction-related expenses:
Acquisition-related expenses (2)	850	—
Executive recruitment (3)	288	—
Adjusted EBITDA	$20,107	$19,556

(1)
In connection with our acquisition of Boundless Nutrition in April 2016, we assumed a lease for a manufacturing facility located in Austin, Texas. In January 2017, we abandoned this facility and entered into a sublease with a third-party for the remainder of the lease term. As a result of this arrangement, we recorded a loss on exit activity of approximately $0.2 million for the 13 weeks ended April 1, 2017.

(2)	Includes legal, accounting and consulting fees along with with severance expenses and integration costs incurred in connection with corporate M&A-related activities.

(3)	Represents fees paid to help conduct our search for executive leadership personnel.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include market sensitivities as follows:
Ingredient Risk
We purchase ingredients, including popcorn kernels, potatoes, root vegetables, whey protein, white corn, sunflower oil, canola oil, seasoning and packaging materials used in the contract manufacturing of our products. These ingredients are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary ingredients for the thirteen weeks ended April 1, 2017 and the three months ended March 31, 2016. A hypothetical 10% increase or decrease would result in a fluctuation of $2.6 million and $1.2 million during the respective periods. We seek to mitigate the impact of ingredient cost increases through forward-pricing contracts and taking physical delivery of future ingredient needs. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.
Interest Rate Risk

As discussed more fully in Note 8 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, our Credit Facility is comprised of Term Loans and Revolving Loans which bear interest at a variable rate. We currently do not engage in any interest rate hedging activity but are assessing our options to effectively manage this risk in the future. As a result, a change in interest rates will impact interest expense and cash flows. Holding other variables constant (such as debt levels) a one percentage point variance (100 basis points) would increase the annual interest expense under our Credit facility by approximately $6.1 million.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to a change in interest rates.
Foreign Exchange Risk
As a result of our acquisition of Tyrrells on September 2, 2016, we are now exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. For the thirteen weeks ended April 1, 2017, approximately 32% of our total net sales were generated outside the U.S. The foreign currencies that our international subsidiaries conduct business in are the British Pound Sterling, the Euro, the Australian dollar and the Canadian dollar. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. We do not currently utilize foreign currency derivative contracts to manage foreign exchange risk but are assessing our options to effectively manage this risk in the future.

The market risk related to foreign currency exchange rates is measured by estimating the potential impact of a change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted-average of the market rates in effect during the relevant period. A 10% appreciation or depreciation of the U.S. dollar relative to the British Pound Sterling, would result in a change to net income of less than $0.1 million for the thirteen weeks ended April 1, 2017. A 10% appreciation or depreciation of the U.S. dollar relative to the Euro, Australian or Canadian dollar would not have a significant impact on our results of operation.

We are exposed to foreign exchange rate fluctuations as we translate or remeasure the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of foreign subsidiaries financial statements into U.S. dollars will lead to translation gains or losses which are recorded as a component of accumulated other comprehensive income. If there is a change in foreign currency exchange rates and the foreign subsidiaries account balances are not denominated in its functional currency, the remeasurement of the foreign subsidiaries financial statements into its functional currency will result in gains or losses in the consolidated statements of comprehensive income.

Inflation
Inflationary factors, such as increases in the cost of goods sold and selling, general and administrative expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase to cover these increased costs. No material changes have occurred in relation to inflation risk as described in our 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As a public company, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, as of the later of the filing of such Annual Report and the date we are no longer an “emerging growth company” we will require a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet our deadline for compliance with Section 404.
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2017.
Changes in Internal Control Over Financial Reporting

We acquired Tyrrells Group on September 2, 2016 and have begun the process of integrating its operations into our overall system of internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the 13 weeks ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes from the legal proceedings previously disclosed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 1A. Risk Factors.

Other than the amended risk factor set forth below, there have been no material changes to the risk factors disclosed in the "Risk Factors" set forth in our Annual Report on Form 10-K filed on March 16, 2017.

Exposure to United Kingdom political developments, including the outcome of the United Kingdom referendum on membership in the European Union, could have a material adverse effect on Tyrrells and therefore on us.

On June 23, 2016, a referendum was held on the United Kingdom's membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. On March 29, 2017, the U.K. government gave formal notice under Article 50 of the Treaty of the European Union, or Article 50, of its intention to leave the EU and started the process of negotiating the future terms of the U.K.'s relationship with the EU. The United Kingdom's vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.

Article 50 of the Treaty of the European Union, or Article 50, allows a member state to decide to withdraw from the European Union in accordance with its own constitutional requirements. Delivery of the Article 50 notice started a two-year period for the United Kingdom to exit from the European Union, although this period can be extended with the unanimous agreement of the European Council. Without any such extension (and assuming that the terms of withdrawal have not already been agreed), the United Kingdom's membership in the European Union will end automatically on the expiration of that two-year period.

There is also considerable uncertainty as to whether the arrangements for the United Kingdom to leave the European Union will be agreed upon within the two-year period and, if not, whether an extension of that time period would be agreed upon. It is also possible that the European Union will pressure the United Kingdom to exit prior to the end of the two-year period. There is also a risk of the United Kingdom's exit from the European Union being effected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects of Tyrrells and could adversely affect our business results, financial condition and prospects as a whole.

The political and economic instability created by the United Kingdom's vote to leave the European Union has caused, and may continue to cause, significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding the exit from the European Union, it is possible that there may be adverse practical and/or operational implications on the business of Tyrrells and on our business as a whole.

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

Amplify Snack Brands, Inc.
Date: May 11, 2017	/s/ Brian Goldberg
Brian Goldberg
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.