Form 10-Q
period 2017-07-01
Amplify Snack Brands, INC
filed 2017-08-09
CIK 1640313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Yes  ☐  No  ☒
As of August 7, 2017, there were 76,743,217 shares of the registrant’s common stock outstanding.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2017

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$12,761	$10,323
Accounts receivable, net of allowances of $13,253 and $9,261, respectively	44,080	42,852
Inventories	23,250	18,250
Other current assets	5,471	7,804
Total current assets	85,562	79,229
Property, plant and equipment, net	65,741	45,884
Other assets:
Goodwill	149,480	151,953
Intangible assets, net	575,082	559,996
Other assets	1,028	1,178
Total assets	$876,893	$838,240
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$38,035	$32,582
Accrued liabilities	15,318	12,505
Senior term loan- current portion	5,940	5,936
Tax receivable obligation- current portion	7,114	7,114
Notes payable, net- current portion	4,832	991
Other current liabilities	2,640	908
Total current liabilities	73,879	60,036
Long-term liabilities:
Senior term loan, net	570,065	571,576
Revolving credit facility, net	4,845	7,210
Notes payable, net	1,919	6,678
Net deferred tax liabilities	62,682	54,890
Tax receivable obligation	81,905	81,905
Other liabilities	6,307	4,211
Total long-term liabilities	727,723	726,470
Commitment and contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.0001 par value, 375,000,000 shares authorized at July 1, 2017 and December 31, 2016 and 76,761,375 and 76,786,000 shares issued and outstanding at July 1, 2017 and December 31, 2016, respectively	8	8
Additional paid-in capital	42,210	41,279
Common stock held in treasury, at par, 2,021,479 and 2,948,995 shares at July 1, 2017 and December 31, 2016, respectively	—	—
Retained earnings	43,630	41,916
Accumulated other comprehensive loss	(10,557)	(31,469)
Total shareholders' equity	75,291	51,734
Total liabilities and shareholders' equity	$876,893	$838,240
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in thousands, except shares outstanding and per share information)

	13 Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Net sales	$100,974	$59,866	$188,192	$114,211
Cost of goods sold	62,509	27,318	114,417	53,245
Gross profit	38,465	32,548	73,775	60,966
Sales & marketing expenses	11,891	7,969	22,316	13,648
General & administrative expenses	9,149	6,285	20,506	11,717
Loss on change in fair value of contingent consideration	118	—	118	—
Total operating expenses	21,158	14,254	42,940	25,365
Operating income	17,307	18,294	30,835	35,601
Interest expense	11,005	3,126	21,978	6,152
Other income, net	(613)	—	(891)	—
Income before income taxes	6,915	15,168	9,748	29,449
Income tax expense	5,729	6,400	8,034	12,279
Net income	$1,186	$8,768	$1,714	$17,170
Other comprehensive income:
Foreign currency translation adjustments	14,279	—	20,912	—
Comprehensive income	$15,465	$8,768	$22,626	$17,170

Basic and diluted earnings per share	$0.02	$0.12	$0.02	$0.23

Weighted average shares outstanding:
Basic	76,761,585	74,798,232	76,758,859	74,818,584
Diluted	76,839,818	74,847,862	76,838,408	74,846,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Operating activities:
Net income	$1,714	$17,170
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,585	275
Amortization of intangible assets	3,599	2,154
Amortization of deferred financing costs and debt discounts	1,714	451
Deferred income taxes	2,926	2,735
Equity-based compensation expense	1,401	2,169
Loss on disposal of property, plant and equipment	8	29
Loss on exit activity	190	—
Loss on change in fair value of contingent consideration	118	—
Other non-cash activities	8	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(104)	(4,349)
Inventories	(4,564)	(2,116)
Other assets	2,269	99
Accounts payable	2,314	2,370
Accrued and other liabilities	4,174	(177)
Payments of founder contingent compensation	—	(23,000)
Net cash provided by (used in) operating activities	19,352	(2,190)
Investing activities:
Acquisition of Boundless Nutrition, net of cash acquired	—	(16,322)
Acquisition of property, plant and equipment	(10,382)	(246)
Proceeds from sale of property, plant and equipment	77	—
Net cash used in investing activities	(10,305)	(16,568)
Financing activities:
Payments on term loans	(3,000)	(7,580)
Payoff of maturing notes payable	(1,000)	—
Pay downs on revolving credit facility	(9,500)	—
Draws under revolving credit facility	7,000	15,000
Repurchase of employee stock units on vesting	(309)	—
Net cash (used in) provided by financing activities	(6,809)	7,420
Effect of exchange rate changes on cash and cash equivalents	200	—
Decrease in cash and cash equivalents	2,438	(11,338)
Cash and cash equivalents—Beginning of period	10,323	18,751
Cash and cash equivalents—End of period	$12,761	$7,413

Supplemental disclosure of cash flow information:
Income taxes paid	$1,589	$9,543
Interest paid	$19,993	$5,623
Non-cash investing and financing activities during the period:
Accrued capital expenditures	$2,078	$—
Issuance of notes payable as consideration	$—	$3,776
Contingent consideration	$—	$1,730
Working capital/tax holdback	$—	$200

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
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016, the interim condensed consolidated statements of comprehensive income for the 13 and 26 weeks ended July 1, 2017 and the three and six months ended June 30, 2016 and the interim condensed consolidated statements of cash flows for the 26 weeks ended July 1, 2017 and six months ended June 30, 2016, are unaudited.

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

The Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended December 31, 2016, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position as of July 1, 2017 and results of our operations for the 13 and 26 weeks ended July 1, 2017 and the three and six months ended June 30, 2016, and cash flows for the 26 weeks ended July 1, 2017 and six months ended June 30, 2016.

The interim results for the 26 weeks ended July 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017. Operating results for the 26 weeks ended July 1, 2017 are not necessarily indicative of the results that may be expected for any future periods.

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
The following table presents liabilities measured at fair value on a recurring basis (in thousands):

	July 1, 2017	December 31, 2016
Liabilities:
Contingent consideration (1)	$2,609	$2,491
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
The following table summarizes the Level 3 activity related to the Contingent Consideration (in thousands):

	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Balance at beginning of the period	$2,491	$1,911
Fair value of Boundless Nutrition contingent consideration at acquisition date	—	1,730
Loss on change in fair value of contingent consideration	118	—
Balance at end of the period	$2,609	$3,641
There was no activity related to contingent consideration during the 13 weeks ended April 1, 2017 and three months ended March 31, 2016.
Notes Payable
In April 2016, the Company issued $4.0 million in unsecured notes to the sellers of Boundless Nutrition in connection with its acquisition. The notes bear interest at a rate per annum of 0.67% with principal and interest due at varying maturity dates between April 29, 2018 and December 31, 2018. The Company paid off $1.0 million of the outstanding notes payable balance on April 29, 2017. The Company recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms (Level 3), which is amortized to interest expense over the term of the notes using the effective-interest method.
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
As of July 1, 2017 and December 31, 2016, the Company recorded total allowances related to sales and incentive programs against trade accounts receivable of approximately $13.3 million and $9.3 million, respectively. Recoveries of receivables previously written off are recorded when received.
Concentration Risk
Customers with 10% or more of the Company’s net sales consist of the following:

	13 Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Customer:
Costco	15%	28%	16%	28%
Sam's Club	12%	15%	11%	15%
As of July 1, 2017, one customer represented 10% of the Company's consolidated accounts receivable balance outstanding. No customers represented more than 10% of the Company's consolidated accounts receivable balance as of December 31, 2016. The Company outsources a significant percentage of the manufacturing of its products to a single co-manufacturer in the United States. This co-manufacturer represented 14% and 19% of the consolidated accounts payable balance as of July 1, 2017 and December 31, 2016, respectively.
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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	13 Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
(in thousands, except share and per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$1,186	$8,768	$1,714	$17,170
Less: net income attributable to participating securities	(36)	(501)	(57)	(1,045)
Net income attributable to common shareholders	1,150	8,267	1,657	16,125
Denominator:
Basic:
Basic weighted average shares outstanding	76,761,585	74,798,232	76,758,859	74,818,584
Less: participating securities	(2,305,933)	(4,269,854)	(2,532,578)	(4,551,605)
Basic weighted average common shares outstanding	74,455,652	70,528,378	74,226,281	70,266,979

Basic earnings per share	$0.02	$0.12	$0.02	$0.23

Diluted:
Basic weighted average shares outstanding	76,761,585	74,798,232	76,758,859	74,818,584
Unvested RSUs (1)	78,233	48,520	79,549	27,499
Outstanding stock options (2)	—	1,110	—	—
Diluted weighted average shares outstanding	76,839,818	74,847,862	76,838,408	74,846,083
Less: participating securities	(2,305,933)	(4,269,854)	(2,532,578)	(4,551,605)
Diluted weighted average common shares outstanding	74,533,885	70,578,008	74,305,830	70,294,478

Diluted earnings per share	$0.02	$0.12	$0.02	$0.23

(1)    Excludes the weighted average impact of 685,524 and 1,053,444 unvested RSUs for the 13 weeks and 26 weeks ended July 1, 2017, respectively, and 22,084 unvested RSUs for the six months ended June 30, 2016, because the effects of their inclusion would be anti-dilutive.

(2)    Excludes the weighted average impact of 342,667 outstanding stock options for both the 13 weeks and 26 weeks ended July 1, 2017 and 150,000 and 243,132 outstanding stock options for the three and six months ended June
30, 2016, respectively, because the effects of their inclusion would be anti-dilutive.

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718 Stock Compensation. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We are in the process of assessing the impact of ASU 2017-09, we do not anticipate any significant award modifications, as such do not anticipate the adoption of ASU 2017-09 will have a material impact on our condensed consolidated statements of comprehensive income.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Under the previous guidance an impairment of goodwill is when the carrying amount of goodwill exceeds its implied fair value, whereas under the new guidance a goodwill impairment loss would be recognized if the carrying amount of the reporting unit exceeds its fair value, limited to the total amount of goodwill allocated to the that reporting unit. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard in January 2017, and will apply it as necessary in our financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. This ASU is effective for interim and annual periods beginning after December 15, 2017. Early application is permitted. The adoption of the standard will impact the classification of our contingent consideration payments in 2019 on our condensed consolidated statements of cash flows.
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. In 2015, the FASB issued a deferral of the effective date of the standard to the first quarter of 2018, with early adoption in fiscal 2017 permitted. In 2016, the FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for intellectual property licenses. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09 and assessing the impact on its financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. It has not yet been determined if the full retrospective or the modified retrospective method will be applied.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize assets and liabilities related to lease arrangements longer than twelve months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations, cash flows and financial statement disclosures but does not believe the adoption will have a material impact. As of July 1, 2017, the Company has $5.3 million of non-cancellable lease commitments. We anticipate the majority of these leases will be recorded on our condensed consolidated balance sheets upon adoption of this standard.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance was effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the update were applied prospectively to adjustments to provisional amounts that occurred after the effective date of the update with early application permitted for financial statements not yet issued. We have adopted this guidance and will apply it as necessary in our financial statements. Based on changes to our provisional purchase price accounting, during the 26 weeks ended July 1, 2017, we recorded approximately $0.2 million of additional expense, previously reported financial information has not been restated for measurement period adjustments.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company applied the standard for the 26 weeks ended July 1, 2017 condensed consolidated financial statements and it had no impact on its disclosures.

3. ACQUISITIONS
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
Due to the nature of the Tyrrells acquisition the company’s tax basis in assets carried over from Tyrrells group.  Therefore, the company has recorded deferred tax liabilities for the differences in book and tax bases of identifiable intangibles and fixed assets.

The Company has incurred approximately $9.4 million of transaction related expenses in connection with the Tyrrells Group acquisition to date, which are included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income. Of the $9.4 million, $0.1 million was incurred during the 26 weeks ended July 1, 2017, with the remainder having been incurred in year ended December 31, 2016. The Company did not incur any transaction related expenses relating to the Tyrrells Group acquisition during in the three or six months ended June 30, 2016, respectively. During the 26 weeks ended July 1, 2017, Tyrrells Group contributed approximately $59.3 million of net sales and a net loss of approximately $0.5 million to the Company. As of the acquisition date, Tyrrells Group had $28.0 million of gross accounts receivable, of which we estimated $6.6 million will be uncollectable, mostly related to the costs of promotional activities being offset against trade receivable invoices by customers. In connection with the Tyrrells Group acquisition, we recognized approximately $95.5 million of goodwill from expected synergies due to our ability to expand our North American products overseas, added diversification of our BFY snack portfolio, as well as the manufacturing and distribution capabilities we acquired. The goodwill associated with the Tyrrells Group acquisition is not deductible for tax purposes.
The Company has one year from the acquisition date to finalize the valuation of the acquired assets and liabilities, including goodwill and intangible assets. Management is responsible for these internal and third-party valuations and appraisals and is continuing to review the amounts and allocations. The Company's purchase price allocation for the Tyrrells Group acquisition is preliminary and subject to revision as additional information is obtained related to the fair value of assets and liabilities associated with potential uncertain tax positions, the fair value of acquired property, plant and equipment, as well as valuations related to trade names and customer relationships. During the 26 weeks ended July 1, 2017, the Company revised the fair value estimates associated with its acquisition accounting for Tyrrells Group that resulted in adjustments to the previously reported allocation of purchase consideration. The adjustments were a result of changes to the original fair value estimates of certain items acquired and are the result of additional information obtained since September 2, 2016, that related to facts and circumstances that existed at the acquisition date.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the preliminary allocation of the purchase consideration for Tyrrells to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands).

Purchase consideration:	Provisional Valuation as of December 31, 2016	Measurement Period Adjustments	Current Valuation
Cash paid as purchase consideration	$381,069	$—	$381,069
Fair value of equity issued to Sellers	35,319	—	35,319
Total purchase consideration	416,388	—	416,388
Less: cash and cash equivalents acquired	(15,451)	—	(15,451)
Total purchase price, net of cash and cash equivalents acquired	400,937	—	400,937
Fair value of net assets acquired and liabilities assumed:
Accounts receivable	21,424	—	21,424
Inventory	8,921	—	8,921
Property, plant and equipment	42,612	9,005	51,617
Other assets	2,845	—	2,845
Indefinite-lived identifiable intangible asset- trade names	261,854	2,524	264,378
Definite-lived identifiable intangible assets- customer relationships (15-year useful life)	44,240	532	44,772
Accounts payable	(19,498)	—	(19,498)
Other liabilities	(13,123)	(1,768)	(14,891)
Deferred tax liabilities	(51,810)	(2,329)	(54,139)
Total fair value of net assets acquired and liabilities assumed	297,465	7,964	305,429
Excess purchase consideration over fair value of net assets acquired (goodwill)	$103,472	$(7,964)	$95,508

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

	13 Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
(Unaudited)
Net sales	$100,974	$93,952	$188,192	$180,094
Net income	$1,186	$(5,202)	$1,714	$(10,326)
Net income per share- basic	$0.02	$(0.07)	$0.02	$(0.13)
Net income per share- diluted	$0.02	$(0.07)	$0.02	$(0.13)

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
For the 26 weeks ended July 1, 2017, Oatmega products contributed net sales of approximately $8.6 million. The Company does not allocate overhead to the Oatmega brand and therefore has not reported net income as a result of this acquisition. In connection with the Boundless Nutrition acquisition we recognized approximately $8.5 million of goodwill from expected synergies due to our ability to diversify our product offerings and leverage our North American distribution channels. For tax purposes, the acquisition is treated as an acquisition of assets, therefore the Company's tax basis in assets was allocated based on their fair value. The goodwill associated with the Boundless Nutrition acquisition is deductible for tax purposes.
In 2016, the Company completed its accounting of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition, with an adjustment to fair value of contingent consideration identified during the measurement period. The following table summarizes the final allocation of the purchase consideration for Boundless Nutrition to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase consideration:
Cash paid as purchase consideration	$16,651
Fair value of notes payable issued to sellers as consideration	3,776
Fair value of contingent consideration	1,085
Total purchase consideration	21,512
Less: cash and cash equivalents acquired	(129)
Total purchase price- net of cash and cash equivalents acquired	21,383
Fair value of net assets acquired and liabilities assumed:
Accounts receivable and inventory	2,046
Property, plant and equipment	751
Other assets	178
Indefinite-lived identifiable intangible asset- trade name	9,440
Definite-lived identifiable intangible assets- customer relationships and trade name	2,160
Accounts payable	(1,111)
Other liabilities	(532)
Total fair value of net assets acquired and liabilities assumed	12,932
Excess purchase consideration over fair value of net assets acquired (goodwill)	$8,451

Management evaluated the impact to the Company's financial statements of the Boundless Nutrition acquisition and concluded that the impact was not significant enough to require or separately warrant the inclusion of pro forma financial results inclusive of Boundless Nutrition.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. INVENTORY

Inventories, net of reserves and provisions, consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Raw materials and packaging	$10,635	$9,313
Work in process	1,113	760
Finished goods	11,502	8,177
Inventories, net	$23,250	$18,250
As of July 1, 2017 and December 31, 2016, we had approximately $0.6 million and $0.6 million in reserves, respectively, for finished goods deemed unsaleable and raw materials and packaging deemed obsolete. If future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Accumulated depreciation is recognized ratably over the expected useful life of the asset. Property, plant and equipment, net consist of the following (in thousands):

	July 1, 2017	December 31, 2016
Machinery and equipment	$47,101	$35,889
Furniture and fixtures	4,117	3,665
Building	5,325	4,408
Land	1,114	928
Leasehold improvements	6,395	3,922
Construction in progress	8,459	—
Property, plant and equipment, gross	72,511	48,812
Less: accumulated depreciation	(6,770)	(2,928)
Property, plant and equipment, net	$65,741	$45,884

Depreciation expense was approximately $1.7 million and $3.6 million for the 13 and 26 weeks ended July 1, 2017, respectively, and approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively. Depreciation expense is included in cost of goods sold, sales and marketing and general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	North America	International	Total
Balance as of December 31, 2016	$55,872	$96,081	$151,953
Purchase price accounting adjustments	—	(7,395)	(7,395)
Foreign currency translation impact	—	4,922	4,922
Balance as of July 1, 2017	$55,872	$93,608	$149,480

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Intangible assets consist of the following (in thousands):

	July 1, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$480,467	$—	$480,467	$464,488	$—	$464,488
Intangible assets with finite lives:
Customer relationships	109,631	(15,068)	94,563	106,830	(11,387)	95,443
Non-competition agreement	90	(38)	52	90	(32)	58
Trade name	20	(20)	—	20	(13)	7
Total	$590,208	$(15,126)	$575,082	$571,428	$(11,432)	$559,996

Amortization of finite-lived intangibles was approximately $1.8 million and $3.6 million for the 13 and 26 weeks ended July 1, 2017, respectively, and approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively. Amortization of finite-lived intangible assets is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

ASC 350, "Intangibles- Goodwill and Other", requires companies to test goodwill and indefinite-lived intangible assets for impairment annually or when events or circumstances indicate that the carrying value of the reporting units may not be recoverable. The Company has performed its annual assessment of fair value as of July 1, 2017 for its North America segment’s reporting units and determined no impairment exists for its goodwill, indefinite-lived intangible assets and other long lived assets. The Company acquired Tyrrells Group on September 2, 2016 and has elected to perform its annual assessment of its reporting unit as of August 27, 2017. We have assessed qualitative factors of the Tyrrells Group’s companies, which include performance since the acquisition date, our expectations about the Tyrrells Group future performance, changes in the business and regulatory environment as well as other qualitative factors and believe the carrying value to be recoverable as of July 1, 2017. These preliminary assumptions are subject to a significant amount of judgment and circumstances could change between the date of this report and our August 27, 2017 test date. Key assumptions that could vary in the short term are our assessment of future performance, estimates of the weighted average cost of capital, our expected future capital requirements, as well as market multiples for similar transactions. Future events such as changes in customer demand, a change in the regulatory environment or actions by our competitors could alter our current expectations of future performance.

7. ACCRUED LIABILITIES
The following table shows the components of accrued liabilities (in thousands):

	July 1, 2017	December 31, 2016
Unbilled inventory	$3,485	$2,409
Accrued bonuses	1,092	2,133
Accrued personnel costs	598	898
Accrued interest	3,431	3,297
Accrued marketing costs	1,600	157
Accrued professional fees	1,101	913
Accrued sales tax and value added tax (VAT) payable	1,530	825
Other accrued liabilities	2,481	1,873
Total accrued liabilities	$15,318	$12,505

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. DEBT

Debt consists of the following (in thousands):

	July 1, 2017	December 31, 2016
Term loans, net of unamortized original issue discount of $5,924 and $6,321, respectively	$589,576	$592,179
Revolving loans	6,000	8,500
Notes payable, net of unamortized discount of $155 and $236, respectively	6,751	7,669
Deferred financing costs, net of accumulated amortization of $2,046 and $813, respectively	(14,726)	(15,957)
Total debt	587,601	592,391
Less: Current portion	(10,772)	(6,927)
Long-term debt	$576,829	$585,464
Credit Facility
In connection with the acquisition of Tyrrells Group, the Company entered into a Credit Agreement on September 2, 2016 (the "Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans") and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"), of which $20 million is denominated in pounds sterling. The Company borrowed from the Term Loans in full to finance the acquisition of Tyrrells Group and pay down all outstanding indebtedness under the Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). As of July 1, 2017, the Company had $43.6 million of available capacity under the Revolving Loans.
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
In addition to the installment payments described above, the Credit Facility includes an annual mandatory prepayment of the Term Loans from 50% of the Company's excess cash flow as measured on annual basis, with step-downs to 25% and 0% of the Company's excess cash flow if the Company's Total Leverage Ratio (as defined in the Credit Facility), tested as of the last day of the Company's fiscal year, is less than 4.50 to 1.00 but greater than 3.75 to 1.00, and less than or equal to 3.75 to 1.00, respectively. Excess cash flow is generally defined as the Company's Consolidated Net Income (as defined in the Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and certain restricted payments, as adjusted for changes in the Company's working capital and less other customary items. The excess cash flow requirement discussed above will commence with the fiscal year ending December 30, 2017.
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

Interest

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Term Loans bear interest, at the Company's option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if the Company's First Lien Leverage Ratio (as defined in the Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. As of July 1, 2017, the interest rate on the outstanding Term Loans balance was 6.57% per annum and the weighted-average interest rate on the outstanding Revolver Loans balance was 6.64% per annum.
The Company is also required to pay a commitment fee on the unused commitments under the Revolving Loans at a rate equal to 0.50% per annum with a step-down to 0.375% per annum, if the Company's First Lien Leverage Ratio is less than or equal to 3.25 to 1.00.
Guarantees
The Credit Facility is secured by liens on substantially all the Company's assets, including a pledge of 100% of the equity interests in the Company's domestic subsidiaries and a pledge of 65% of the voting equity interests and 100% of the non-voting equity interests in the Company's direct foreign subsidiaries. All obligations under the Credit Facility are unconditionally guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries, with certain exceptions, including, among others, certain immaterial subsidiaries, non wholly-owned subsidiaries and subsidiaries prohibited by law, regulation or contract from guaranteeing the obligations under the Credit Facility. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exceptions, including among others, certain contracts or other agreements to the extent such security interest would be prohibited or restricted by law or by such contract or other agreement, property and assets over which such security interest is not permitted, motor vehicles or other assets covered by a certificate of title or ownership and other property and assets to the extent such security interest would create adverse tax consequences.
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.00, initially, and decreasing to 6.25 to 1.00 over the term of the Credit Facility, which shall be in effect only when the Revolving Loans and undrawn amounts under Letters of Credit are outstanding in excess of 30% of the Revolving Commitments as of such date. As of July 1, 2017, the Company was in compliance with this financial covenant.
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

Notes Payable

In April 2016, the Company issued $4.0 million in unsecured notes to the sellers of Boundless Nutrition in connection with its acquisition. The notes bear interest at a rate per annum of 0.67% with principal and interest due at varying maturity dates between April 29, 2018 and December 31, 2018. The Company paid off $1.0 million of the outstanding notes payable balance on April 29, 2017. The Company recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms, which is amortized to interest expense over the term of the notes using the effective-interest method.

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
The following table shows the remaining outstanding purchase commitments based on the calendar year in which the contract expires:

Ingredient Commitments
2017	$13,472
2018	11,665
2019	3,924
Total	$29,061

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

Rent expense from operating leases totaled approximately $0.3 million and $0.6 million for the 13 and 26 weeks ended July 1, 2017, respectively and approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.

As of July 1, 2017, minimum rental commitments under non-cancellable operating leases were as follows (in thousands):

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Remainder of 2017	$670
2018	960
2019	802
2020	738
2021	694
Thereafter	1,439
Total	$5,303

Legal Matters

From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results from operations or cash flow.

10. INCOME TAXES
For the 26 weeks ended July 1, 2017 and six months ended June 30, 2016, the Company recorded tax expense of $8.0 million on pre-tax income of $9.7 million and tax expense of $12.3 million on pre-tax income $29.4 million, respectively. The effective tax rate was 82.4% and 41.7% for the 26 weeks ended July 1, 2017 and six months ended June 30, 2016, respectively. The Company's effective tax rate for the year is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates and the amount of taxable income the Company earns within those jurisdictions. The increase in the effective tax rate for the 26 weeks ended July 1, 2017 compared to the six months ended June 30, 2016 was primarily due to gains from foreign currency transactions which were treated as discrete items in the current quarter, along with the impact of entering foreign jurisdictions in connection with our acquisition of Tyrrells Group in September 2016.
As of July 1, 2017, we have established a long-term liability for an uncertain tax position in the amount of approximately $1.1 million related to pre-acquisition activity by Tyrrells Group. The Company's policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. As of July 1, 2017, the interest associated with the Company's position is not material.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. EQUITY-BASED COMPENSATION
In July 2015, the Amplify Snack Brands, Inc. 2015 Stock Option and Incentive Plan (the "2015 Plan") was adopted by the Company's board of directors, approved by the Company's stockholders and became effective immediately prior to the consummation of the Company's IPO in August 2015. The 2015 Plan provides for the grant of various equity-based incentive awards to officers, employees, non-employee directors and consultants of the Company and its subsidiaries. The types of awards that may be granted under the 2015 Plan include incentive stock options, non-qualified stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") and other equity-based awards. The Company initially reserved 13,050,000 shares of common stock for issuance under the 2015 Plan, which is subject to certain adjustments for changes in the Company's capital structure, as defined in the 2015 Plan. As of July 1, 2017, 4,584,330 shares were available for issuance under the 2015 Plan.
For the 13 weeks ended July 1, 2017 and three months ended June 30, 2016, equity-based compensation was income of approximately $0.3 million and expense of $1.1 million, respectively. For the 26 weeks ended July 1, 2017 and six months ended June 30, 2016, equity-based compensation expense was approximately $1.4 million and $2.2 million, respectively.
During the 26 weeks ended July 1, 2017, 567,272 RSUs were granted to certain employees with a grant date fair value of approximately $4.8 million, which are calculated based on the closing market value of the Company's common stock on the date of grant. The grant date fair value of the RSU awards is amortized to equity-based compensation expense on a straight-line basis over a three or four-year service period based on the terms of the award.
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
We have provided information on our net sales, depreciation, amortization, segment operating income, stock compensation, corporate overhead expenses, loss on change in fair value of contingent consideration and non-recurring transaction expenses. Additionally, we have provided information related to capital expenditures, fixed assets and total assets.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	13 Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Net sales:
North America	$69,641	$59,866	$129,676	$114,211
International	31,333	—	58,516	—
Total net sales	$100,974	$59,866	$188,192	$114,211

Depreciation expense:
North America	$255	$168	$500	$275
International	1,416	—	3,085	—
Total depreciation expense	$1,671	$168	$3,585	$275

Amortization of intangible assets:
North America	$1,096	$1,091	$2,196	$2,154
International	720	—	1,403	—
Total amortization expense	$1,816	$1,091	$3,599	$2,154

Segment operating income (loss):
North America	$22,141	$22,085	$43,081	$42,522
International	(501)	—	(1,670)	—
Segment operating income	21,640	22,085	41,411	42,522

Corporate overhead (1)	(2,540)	(1,612)	(5,901)	(3,663)
Non-recurring and unusual transactions (2)	(2,018)	(1,089)	(3,156)	(1,089)
Loss on change in fair value of contingent consideration	(118)	—	(118)	—
Equity-based compensation	343	(1,090)	(1,401)	(2,169)
Operating income	17,307	18,294	30,835	35,601

Reconciliation to income before taxes:
Interest expense	11,005	3,126	21,978	6,152
Other income, net	(613)	—	(891)	—
Income before income taxes	$6,915	$15,168	$9,748	$29,449

Net sales by brand:
SkinnyPop brand	$61,258	$55,975	$114,789	$109,054
Tyrrells brand (3)	26,348	—	48,701	—
Oatmega brand	4,827	2,587	8,569	2,587
Paqui brand	3,292	1,304	5,752	2,570
Lisa's Chips brand (4)	1,958	—	3,883	—
Thomas Chipman and the Wholesome Food Company brands (5)	3,291	—	6,498	—
Total net sales	$100,974	$59,866	$188,192	$114,211

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

(3)	Tyrrells brand includes private label net sales of items that were manufactured at our facilities in the United Kingdom.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(4)	Lisa's Chips brand includes private label net sales of items that were manufactured at our facility in Germany.

(5)	Thomas Chipman and the Wholesome Food Company brands include private label net sales of items that were manufactured at our facility in Australia.

All of our outstanding debt and notes payable and associated interest expense are held by our North America segment. Interest income was immaterial to both segments.

Customer Concentrations - North America

Customers with 10% or more of our North America segment net sales consist of the following:

	13 Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Customer:
Costco	22%	28%	23%	28%
Sam's Club	17%	15%	15%	15%

Customer Concentrations - International

One customer within our International segment represented 11% of the segment's net sales for the 13 and 26 weeks ended July 1, 2017.

	13 Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Capital expenditures:
North America	$6,511	$53	$7,723	$246
International	1,345	—	2,659	—
	$7,856	$53	$10,382	$246

Fixed assets:	July 1, 2017	December 31, 2016
North America	$12,752	$4,168
International	52,989	41,716
	$65,741	$45,884

Total assets:	July 1, 2017	December 31, 2016
North America	$389,038	$378,658
International	487,855	459,582
	$876,893	$838,240

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
Results of Operations

Comparison of 13 Weeks Ended July 1, 2017 and Three Months Ended June 30, 2016

The following table compares our results of operations, including as a percentage of net sales, for the 13 weeks ended July 1, 2017 and the three months ended June 30, 2016.

	13 Weeks Ended July 1, 2017	% of Net Sales	Three Months Ended June 30, 2016	% of Net Sales
Net sales	$100,974	100.0%	$59,866	100.0%
Cost of goods sold	62,509	61.9%	27,318	45.6%
Gross profit	38,465	38.1%	32,548	54.4%
Sales & marketing expenses	11,891	11.8%	7,969	13.3%
General & administrative expenses	7,676	7.6%	4,104	6.9%
Loss on change in fair value of contingent consideration	118	0.1%	—	—%
Equity-based compensation	(343)	(0.3)%	1,090	1.8%
Amortization of intangible assets	1,816	1.8%	1,091	1.8%
Total operating expenses	21,158	21.0%	14,254	23.8%
Operating income	17,307	17.1%	18,294	30.6%
Interest expense	11,005	10.9%	3,126	5.2%
Other income, net	(613)	(0.6)%	—	—%
Income before income taxes	6,915	6.8%	15,168	25.3%
Income tax expense	5,729	5.7%	6,400	10.7%
Net income	$1,186	1.2%	$8,768	14.6%

Net Sales

Net sales increased approximately $41.1 million, or 68.7%, growing to $101.0 million for the 13 weeks ended July 1, 2017 from $59.9 million for three months ended June 30, 2016. Our acquisition of the Tyrrells Group international portfolio of brands in September 2016 contributed incremental net sales of approximately $31.8 million during the 13 weeks ended July 1, 2017. Our SkinnyPop, Paqui and Oatmega brands contributed the remaining increase to net sales for the comparable periods.

North America Segment

Within our North America segment, net sales increased to $69.6 million for the 13 weeks ended July 1, 2017, from $59.9 million for the three months ended June 30, 2016, representing an increase of approximately $9.7 million, or 16.3%. Our SkinnyPop brand contributed net sales of approximately $61.1 million for the 13 weeks ended July 1, 2017, representing an increase of approximately $5.1 million, or 9.1%, from the three months ended June 30, 2016. This increase was driven by the introduction of our popcorn cakes and microwave popcorn products and a large promotional event in our club channel during the 13 weeks ended July 1, 2017, which did not occur during the three months ended June 30, 2016. Our Oatmega brand, which we acquired in late April 2016, contributed approximately $4.8 million of net sales for the 13 weeks ended July 1, 2017, compared to $2.6 million for the three months ended June 30, 2016. Our Paqui brand contributed net sales of approximately $3.3 million for the 13 weeks ended July 1,

2017, representing an increase of approximately $2.0 million, or 152.3%, from the three months ended June 30, 2016, primarily driven by a rotational sales program in our club channel as well as increased distribution and improved velocities.

International Segment

Our International segment contributed net sales of approximately $31.3 million for the 13 weeks ended July 1, 2017. Within our International segment, net sales of Tyrrells, Lisa's Chips and Thomas Chipman/Wholesome Food brands, including their respective country's manufactured private label sales, were approximately $25.9 million, $2.0 million and $3.3 million, respectively, for the 13 weeks ended July 1, 2017.

Gross Profit

Gross profit increased to $38.5 million for the 13 weeks ended July 1, 2017 from $32.5 million for the three months ended June 30, 2016, representing an increase of $5.9 million, or 18.2%. The increase in gross profit was primarily driven by the net sales contribution from the acquisition of Tyrrells Group's brands. Gross profit as a percent of net sales decreased 1,627 basis points from 54.4% for the three months ended June 30, 2016 to 38.1% for the 13 weeks ended July 1, 2017. Our overall gross margin percentage decrease was primarily driven by the September 2016 acquisition of Tyrrells Group, a large planned promotion within a club channel account in our North America segment and to a lesser extent the increased contributions of our Oatmega and Paqui brands and new SkinnyPop innovation, all of which have lower gross margin profiles than our SkinnyPop RTE product.

Our North America segment's gross margin was 47.7% for the 13 weeks ended July 1, 2017, as compared to 54.4% for the three months ended June 30, 2016 and our International segment's gross margin was 16.8% for the 13 weeks ended July 1, 2017. Our International segment's gross margin percentage was lower than historical averages primarily due to a higher sales mix of private label versus branded products as well as increased product costs specific to the 13 weeks ended July 1, 2017 and productivity improvement startup costs that we do not expect going forward.

Sales and Marketing Expenses
Sales and marketing expenses increased to $11.9 million for the 13 weeks ended July 1, 2017 from $8.0 million for the three months ended June 30, 2016, representing an increase of approximately $3.9 million, or 49.2%. Our acquisition of Tyrrells Group in September 2016, contributed approximately $3.2 million of sales and marketing expense for the 13 weeks ended July 1, 2017. As a percentage of net sales, sales and marketing expenses were 11.8% and 13.3% for the 13 weeks ended July 1, 2017 and three months ended June 30, 2016, respectively.

North America Segment

Sales and marketing expenses within our North America segment were approximately $8.7 million for the 13 weeks ended July 1, 2017, compared to approximately $8.0 million for the three months ended June 30, 2016, representing an increase of approximately $0.7 million, or 9.0%. As a percentage of segment net sales, sales and marketing expenses decreased from 13.3% for the three months ended June 30, 2016 to 12.5% for the 13 weeks ended July 1, 2017. The increase in absolute dollars is primary attributable to an increase in consumer marketing activities to drive brand awareness. In the second half of the year, we expect our sales and marketing expense to increase in absolute dollars as a result of increased consumer marketing expenses to drive brand awareness and trial.

International Segment

Our International segment accounted for approximately $3.2 million of our consolidated sales and marketing expenses for the 13 weeks ended July 1, 2017. As a percentage of our International segment's net sales, sales and marketing expenses were 10.2% for the 13 weeks ended July 1, 2017.

General and Administrative Expenses
General and administrative expenses increased to $7.7 million for the 13 weeks ended July 1, 2017 from $4.1 million for the three months ended June 30, 2016, representing an increase of $3.6 million, or 87.0%. Our acquisition of Tyrrells Group contributed an incremental $3.5 million of general and administrative expenses for the 13 weeks ended July 1, 2017.

North America Segment

General and administrative expenses, excluding corporate overhead and non-recurring expenses, within our North America segment were $1.3 million, or 1.8%, of segment net sales for the 13 weeks ended July 1, 2017, as compared to $1.4 million or 2.3% of segment net sales for the three months ended June 30, 2016.

International Segment

General and administrative expenses, excluding corporate overhead and non-recurring expenses, within our International segment were $1.8 million or 5.8% of segment net sales for the 13 weeks ended July 1, 2017.

Corporate Overhead

General and administrative expenses also include corporate overhead, which is excluded from our North America and International segments' profitability measures. Corporate overhead includes administrative costs required to operate effectively as a public company, recurring professional fees, corporate-related insurance costs, personnel costs of our executive team and certain individuals within our finance and human resources departments. We experienced an increase in corporate overhead of approximately $0.9 million, or 57.6%, from approximately $1.6 million for the three months ended June 30, 2016 to approximately $2.5 million for the 13 weeks ended July 1, 2017. Our acquisition of Tyrrells Group in September 2016, contributed approximately $0.4 million in corporate overhead for the 13 weeks ended July 1, 2017. The remaining increase in corporate overhead was primarily related to an increase in professional fees and personnel costs required to operate effectively as a public company.

Equity-based Compensation

Equity-based compensation decreased approximately $1.4 million, or 131.5%, to $(0.3) million for the 13 weeks ended July 1, 2017 compared to $1.1 million for the three months ended June 30, 2016. The decrease in equity-based compensation was attributable to award forfeitures of approximately $2.2 million during the 13 weeks ended July 1, 2017. This decrease was partially offset by incremental equity-based compensation expense associated with the award of restricted stock units and stock options to certain employees and one non-employee during the past 12 months. Excluding the impact of future grants and forfeitures, we expect equity-based compensation expense of approximately $1.6 million for each of the remaining fiscal quarters in 2017.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $1.8 million for the 13 weeks ended July 1, 2017, compared to $1.1 million for the three months ended June 30, 2016, representing an increase of approximately $0.7 million, or 66.5%. The increase in amortization of intangible assets is attributable to our acquisition of Tyrrells Group in September 2016.

Loss on Change in Fair Value of Contingent Consideration

In addition to the base purchase price consideration paid at closing for Paqui in April 2015 and Boundless Nutrition in April 2016, the respective acquisition agreements require that we pay additional purchase price earn-out consideration contingent upon the achievement of a defined contribution margin during 2018. We established the fair value of contingent consideration based on the facts and circumstances that existed as of the respective acquisition dates. At each report date, we remeasure the fair value of contingent consideration based on current forecasts of Paqui and Boundless Nutrition operating results in 2018, which resulted in a non-cash loss of approximately $0.1 million for the 13 weeks ended July 1, 2017. Refer to Note 2 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for a more detailed discussion about the Paqui and Boundless Nutrition contingent consideration arrangements.

Interest Expense

Interest expense increased approximately $7.9 million, or 252.0%, increasing to $11.0 million for the 13 weeks ended July 1, 2017 compared to $3.1 million for the three months ended June 30, 2016. The increase in interest expense was primarily attributable to additional indebtedness outstanding during the 13 weeks ended July 1, 2017 as compared to the three months ended June 30, 2016, as a result of our Tyrrells Group acquisition in September 2016. The interest rate was also 107 basis points higher during the 13 weeks ended July 1, 2017 compared to the three months ending

June 30, 2016, resulting in incremental interest expense. Refer to the Liquidity and Capital Resources section herein for additional information regarding our Credit Facility.

Other Income, Net

Other income, net for the 13 weeks ended July 1, 2017, includes approximately $0.6 million of gains from foreign currency transactions, primarily related to the remeasurement of intercompany loans. During the three months ended June 30, 2016, we conducted all of our business in U.S. Dollar and therefore had no foreign currency transaction gains or losses.

Income Tax Expense

Income tax expense decreased to $5.7 million for the 13 weeks ended July 1, 2017, from $6.4 million for the three months ended June 30, 2016, representing a decrease of approximately $0.7 million, or 10.5%. The effective tax rate was 82.8% for the 13 weeks ended July 1, 2017 and 42.2% for the three months ended June 30, 2016. The increase in the effective tax rate was primarily due to gains from foreign currency transactions which were treated as discrete items in the current quarter, along with the impact of entering foreign jurisdictions in connection with our acquisition of Tyrrells Group in September 2016.

Results of Operations

Comparison of 26 Weeks Ended July 1, 2017 and Six Months Ended June 30, 2016

The following table compares our results of operations, including as a percentage of net sales, for the 26 weeks ended July 1, 2017 and the six months ended June 30, 2016.

	26 Weeks Ended July 1, 2017	% of Net Sales	Six Months Ended June 30, 2016	% of Net Sales
Net sales	$188,192	100.0%	$114,211	100.0%
Cost of goods sold	114,417	60.8%	53,245	46.6%
Gross profit	73,775	39.2%	60,966	53.4%
Sales & marketing expenses	22,316	11.9%	13,648	11.9%
General & administrative expenses	15,506	8.2%	7,394	6.5%
Loss on change in fair value of contingent consideration	118	0.1%	—	—%
Equity-based compensation	1,401	0.7%	2,169	1.9%
Amortization of intangible assets	3,599	1.9%	2,154	1.9%
Total operating expenses	42,940	22.8%	25,365	22.2%
Operating income	30,835	16.4%	35,601	31.2%
Interest expense	21,978	11.7%	6,152	5.4%
Other income, net	(891)	(0.5)%	—	—
Income before income taxes	9,748	5.2%	29,449	25.8%
Income tax expense	8,034	4.3%	12,279	10.8%
Net income	$1,714	0.9%	$17,170	15.0%

Net Sales

Net sales for the 26 weeks ended July 1, 2017 was $188.2 million as compared to $114.2 million for the six months ended June 30, 2016, representing an increase of $74.0 million, or 64.8%. Our acquisitions of the Tyrrells Group international portfolio of brands in September 2016 and Oatmega in April of 2016, contributed incremental net sales of approximately $59.3 million and $6.0 million, respectively, during the 26 weeks ending July 1, 2017. Our SkinnyPop and Paqui brands contributed the remaining increase to net sales for the comparable periods.

North America Segment

Within our North America segment, net sales increased to $129.7 million for the 26 weeks ended July 1, 2017, from $114.2 million for the six months ended June 30, 2016, representing an increase of $15.5 million, or 13.5%. Our Oatmega brand, which we acquired in late April 2016, contributed approximately $8.6 million during the 26 weeks ended July 1, 2017, compared to $2.6 million for the six months ended June 30, 2016. Our SkinnyPop brand contributed net sales of approximately $114.6 million for the 26 weeks ended July 1, 2017, representing an increase of approximately $5.5 million, or 5.0%, from the six months ended June 30, 2016, which was driven by the introduction of our popcorn cakes and microwave popcorn products. Our Paqui brand contributed net sales of approximately $5.8 million for the 26 weeks ended July 1, 2017, representing an increase of approximately $3.2 million, or 123.8%, from the six months ended June 30, 2016, primarily driven by a rotational sales program in our club channel as well as increased distribution and improved velocities.

International Segment

Our International segment contributed net sales of approximately $58.5 million for the 26 weeks ended July 1, 2017. Within our International segment, net sales of Tyrrells, Lisa's Chips and Thomas Chipman/Wholesome Food brands, including their respective country's manufactured private label sales, were approximately $47.9 million, $3.9 million and $6.5 million, respectively, for the 26 weeks ended July 1, 2017.

Gross Profit

Gross profit increased to $73.8 million for the 26 weeks ended July 1, 2017 from $61.0 million for the six months ended June 30, 2016, representing an increase of $12.8 million, or 21.0%. The increase in gross profit was primarily driven by higher net sales contribution from the acquisition of Tyrrells Group's brands and the incremental four-month period of Oatmega gross profit. Gross profit as a percent of net sales decreased 1,418 basis points to 39.2% for the 26 weeks ended July 1, 2017 from 53.4% for the six months ended June 30, 2016. Our overall gross margin percentage decrease was primarily driven by the September 2016 acquisition of Tyrrells Group, a large planned promotion within a club channel account in our North America segment and to a lesser extent the increased contributions of our Oatmega and Paqui brands and new SkinnyPop innovation, all of which have lower gross margin profiles than our SkinnyPop RTE product.

Our North America segment's gross margin was 49.5% for the 26 weeks ended July 1, 2017, as compared to 53.4% for the six months ended June 30, 2016. Our International segment's gross margin was 16.3% for the 26 weeks ended July 1, 2017. Our International segment's gross margin percentage was lower than historical averages, primarily due to a higher sales mix of private label versus branded products, higher promotional spending, higher product cost and production-related costs, including depreciation, in our manufacturing facilities.

Sales and Marketing Expenses

Sales and marketing expenses increased to $22.3 million for the 26 weeks ended July 1, 2017 from $13.6 million for the six months ended June 30, 2016, representing an increase of approximately $8.7 million, or 63.5%. Our acquisitions of Tyrrells Group in September 2016 and Boundless Nutrition in April 2016, contributed approximately $6.5 million and $0.9 million, respectively, of incremental sales and marketing expenses for the 26 weeks ended July 1, 2017. As a percentage of net sales, sales and marketing expenses were 11.9% for both the 26 weeks ended July 1, 2017 and six months ended June 30, 2016.

North America Segment

Sales and marketing expenses within our North America segment were approximately $15.8 million for the 26 weeks ended July 1, 2017, compared to approximately $13.6 million for the six months ended June 30, 2016, representing an increase of approximately $2.1 million, or 15.6%. As a percentage of segment net sales, sales and marketing expenses increased to 12.2% for the 26 weeks ended July 1, 2017 from 11.9% for the six months ended June 30, 2016. The increase in sales and marketing expenses is primarily attributable to an increase in consumer marketing activities to drive brand awareness. Sales and marketing personnel costs also increased as we continue to invest in growing our sales and marketing teams to effectively manage our growing portfolio of brands and innovation projects.

International Segment

Adjusting for $0.4 million of non-recurring severance expense, our International segment accounted for approximately $6.1 million of our consolidated sales and marketing expenses for the 26 weeks ended July 1, 2017. As a percentage of our International segment's net sales, sales and marketing expenses were 10.4% for the 26 weeks ended July 1, 2017.

General and Administrative Expenses

General and administrative expenses increased to $15.5 million for the 26 weeks ended July 1, 2017 from $7.4 million for the six months ended June 30, 2016, representing an increase of $8.1 million, or 109.7%. Our acquisitions of Tyrrells Group in September 2016 and Boundless Nutrition in April 2016, contributed approximately $5.9 million and $0.2 million, respectively, of incremental general and administrative expenses for the 26 weeks ended July 1, 2017. The remaining $2.1 million increase is attributed to expenses that we consider to be non-recurring in nature and have added back to our Adjusted EBITDA presented in Item 2 of this Quarterly Report.

North America Segment

General and administrative expenses, excluding corporate overhead and non-recurring expenses, within our North America segment were $3.2 million or 2.5% of segment net sales for the 26 weeks ended July 1, 2017, as compared to $2.6 million or 2.3% of segment net sales for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily a result of our investment in personnel to effectively scale and manage the North American operations.

International Segment

General and administrative expenses, excluding corporate overhead and non-recurring expenses, within our International segment were $3.3 million or 5.6% of segment net sales for the 26 weeks ended July 1, 2017.

Corporate Overhead

General and administrative expenses also include corporate overhead, which is excluded from our North America and International segments' profitability measures. Corporate overhead includes administrative costs required to operate effectively as a public company, recurring professional fees, corporate-related insurance costs, personnel costs of our executive team and certain individuals within our finance and human resources departments. Corporate overhead increased to $5.9 million for the 26 weeks ended July 1, 2017 from $3.7 million for the six months ended June 30, 2016, representing an increase of approximately $2.2 million, or 61.1%. Our acquisition of Tyrrells Group in September 2016, contributed approximately $0.9 million in corporate overhead for the 26 weeks ended July 1, 2017. The remaining increase in corporate overhead is primarily related to an increase in professional fees and personnel costs required to operate effectively as a public company.

Equity-based Compensation

Equity-based compensation decreased to $1.4 million for the 26 weeks ended July 1, 2017 from $2.2 million for the six months ended June 30, 2016, representing a decrease of approximately $0.8 million, or 35.4%. The decrease in equity-based compensation was attributable to award forfeitures of approximately $2.8 million during the 26 weeks ended July 1, 2017. This decrease was partially offset by incremental equity-based compensation expense associated with the award of restricted stock units and stock options to certain employees and one non-employee during the past 12 months. Excluding the impact of future grants and forfeitures, we expect equity-based compensation expense of approximately $1.6 million for each of the remaining fiscal quarters in 2017.

Amortization of Intangible Assets

Amortization of intangible assets increased to $3.6 million for the 26 weeks ended July 1, 2017 from $2.2 million for the six months ended June 30, 2016, representing an increase of approximately $1.4 million, or 67.1%. The increase in amortization of intangible assets is attributable to our acquisition of Tyrrells Group in September 2016.

Loss on Change in Fair Value of Contingent Consideration

In addition to the base purchase price consideration paid at closing for Paqui in April 2015 and Boundless Nutrition in April 2016, the respective acquisition agreements require that we pay additional purchase price earn-out consideration contingent upon the achievement of a defined contribution margin during 2018. We established the fair value of contingent consideration based on the facts and circumstances that existed as of the respective acquisition dates. At each report date, we remeasure the fair value of contingent consideration based on current forecasts of Paqui and Boundless Nutrition operating results in 2018, which resulted in a non-cash loss of approximately $0.1 million for the 26 weeks ended July 1, 2017. Refer to Note 2 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1 for a more detailed discussion about the Paqui and Boundless Nutrition contingent consideration arrangements.

Interest Expense

Interest expense increased to $22.0 million for the 26 weeks ended July 1, 2017 from $6.2 million for the six months ended June 30, 2016, representing an increase of approximately $15.8 million, or 257.2%. The increase in interest expense was primarily attributable to additional indebtedness outstanding during the 26 weeks ended July 1, 2017, as a result of our acquisition of Tyrrells Group, as compared to the six months ended June 30, 2016. Our interest rate was also over 100 basis points higher during the 26 weeks ended July 1, 2017 compared to the six months ending June 30, 2016, resulting in incremental interest expense. Refer to the Liquidity and Capital Resources section herein for additional information regarding our Credit Facility.

Other Income, Net

Other income, net for the 26 weeks ended July 1, 2017, includes approximately $1.1 million of gains from foreign currency transactions, partially offset by a loss on exit activity of approximately $0.2 million, related to our abandonment of a facility lease and entry into a sub-lease agreement in January 2017. During the six months ended June 30, 2016, we conducted all of our business in U.S. Dollar and therefore had no foreign currency transaction gains or losses.

Income Tax Expense

Income tax expense decreased to $8.0 million for the 26 weeks ended July 1, 2017 from $12.3 million for the six months ended June 30, 2016, representing a decrease of approximately $4.3 million, or 34.6%. The effective tax rate was 82.4% for the 26 weeks ended July 1, 2017 and 41.7% for the six months ended June 30, 2016. The increase in the effective tax rate was primarily due to gains from foreign currency transactions which were treated as discrete items in the current period, along with the impact of entering foreign jurisdictions in connection with our acquisition of Tyrrells Group in September 2016.

Liquidity and Capital Resources
Liquidity represents our ability to generate sufficient cash from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise mainly from working capital requirements and general corporate purposes, including capital expenditures and debt service. We believe our cash on hand and cash to be provided from our operations, in addition to borrowings available under our Revolving Loans, will be sufficient to fund our contractual commitments and repay our obligations as required and meet our operational requirements for at least the next 12 months. Under the terms of the Credit Facility, we are permitted to raise additional Revolving and Term Loans with existing and new lenders. As of July 1, 2017, we had $43.6 million of available capacity under our Revolving Loans.
As of July 1, 2017, we had $12.8 million of cash and cash equivalents on hand. We maintain cash and cash equivalents at various financial institutions located throughout the world. Approximately $7.9 million or 62% of these amounts were held in domestic accounts and approximately $4.9 million or 38% of these amounts were held in accounts outside of the United States with various financial institutions. It is the Company’s intention to indefinitely reinvest all foreign earnings outside the United States, therefore no provision for U.S. federal or state income taxes on those earnings has been recorded. In the event that management elects, for any reason in the future, to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional U.S. tax expense upon such repatriation that is not currently accrued in our consolidated financial statements.
In 2017, we estimate that we will pay approximately $7.1 million under the TRA and we expect the remaining annual payments to be significant through 2030.

Historical Cash Flow

Comparison of 26 Weeks Ended July 1, 2017 and Six Months Ended June 30, 2016
The following table summarizes our cash flows from operating, investing and financing activities:

	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016	Change
(In thousands)
Cash flows (used in) provided by:
Operating activities	$19,352	$(2,190)	$21,542
Investing activities	(10,305)	(16,568)	6,263
Financing activities	(6,809)	7,420	(14,229)
Effect of exchange rate changes on cash and cash equivalents	200	—	200
Net increase (decrease) in cash	$2,438	$(11,338)	$13,776
Operating Activities
Net cash provided by operating activities was approximately $19.4 million for the 26 weeks ended July 1, 2017, compared to net cash used in operating activities of approximately $2.2 million for the six months ended June 30, 2016, representing an increase in cash provided by operating activities of approximately $21.6 million for the comparable periods. The increase in cash provided by operating activities was primarily due to a payment of $23.0 million made to the founders of SkinnyPop Popcorn LLC ("SkinnyPop") during the six months ended June 30, 2016, relating to their employment agreements entered into in connection with our acquisition SkinnyPop in July 2014. Changes in our operating assets and liabilities resulted in a net source of cash of approximately $4.1 million during the 26 weeks ended July 1, 2017, compared to a net use of cash of approximately $4.2 million during the six months ended June 30, 2016. This fluctuation in our operating assets and liabilities is primarily a result of timing of cash payments and receipts. The increase in cash provided by operating activities described above was partially offset by an increase in interest payments of approximately $14.4 million associated with our increased indebtedness for the comparable periods. Refer to the Indebtedness discussion below for additional details.
Investing Activities
Net cash used in investing activities decreased approximately 6.3 million to approximately $10.3 million for the 26 weeks ended July 1, 2017 from approximately $16.6 million for the six months ended June 30, 2016. The use of cash during the six months ended June 30, 2016 was primarily attributable to our acquisition of Boundless Nutrition for approximately $16.3 million. During the 26 weeks ended July 1, 2017, we used cash of approximately $10.4 million to acquire property, plant and equipment in order to increase our manufacturing capacity both domestically and internationally.
Financing Activities
Net cash used in financing activities was approximately $6.8 million for the 26 weeks ended July 1, 2017, compared to net cash provided by financing activities of approximately $7.4 million for the six months ended June 30, 2016, representing a decrease in cash provided by financing activities of approximately $14.2 million for the comparable periods. In both periods our financing activities were almost solely related to payments of our term loan and activity on our revolving credit facility.

Tax Receivable Agreement
Immediately prior to the consummation of the IPO in August 2015, we entered into the TRA, with the former holders of units in Topco.  In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The TRA generally provides for payment by us to the counterparty of 85% of the U.S. federal, state and local tax benefits realized by us and our subsidiaries from the utilization of certain tax attributes that were generated when SkinnyPop Popcorn LLC was acquired by investment funds affiliated with TA Associates in July 2014. We will retain approximately 15% of the U.S. federal, state and local tax benefits realized from the utilization of such tax attributes. We expect the payments we are required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect to be required to pay the counterparty approximately $96.1 million through 2030. We made the first annual payment of approximately $6.6 million under the TRA in October 2016. Prior to December 30, 2017, we expect to make our second annual installment, which we estimate will approximate $7.1 million.

Indebtedness

Credit Facility

In connection with the acquisition of Tyrrells Group, we entered into a Credit Agreement on September 2, 2016 (the "Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans") and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"), of which $20 million is denominated in pounds sterling. We borrowed from the Term Loans in full to finance the acquisition of Tyrrells Group and pay down all outstanding indebtedness under the Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). As of July 1, 2017, we had $43.6 million of available capacity under the Revolving Loans.
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

Interest
The Term Loans bear interest, at our option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if our First Lien Leverage Ratio (as defined in the Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. As of July 1, 2017, the interest rate on the outstanding Term Loans balance was 6.57% per annum and the weighted-average interest rate on the outstanding Revolver Loans balance was 6.64% per annum.
We are also required to pay a commitment fee on the unused commitments under the Revolving Loans at a rate equal to 0.50% per annum with a step-down to 0.375% per annum, if our First Lien Leverage Ratio is less than or equal to 3.25 to 1.00.
Guarantees

The Credit Facility is secured by liens on substantially all the Company's assets, including a pledge of 100% of the equity interests in the Company's domestic subsidiaries and a pledge of 65% of the voting equity interests and 100% of the non-voting equity interests in the Company's direct foreign subsidiaries. All obligations under the Credit Facility are unconditionally guaranteed by substantially all of the Company's direct and indirect domestic subsidiaries, with certain exceptions, including, among others, certain immaterial subsidiaries, non wholly-owned subsidiaries and subsidiaries prohibited by law, regulation or contract from guaranteeing the obligations under the Credit Facility. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exceptions, including among others, certain contracts or other agreements to the extent such security interest would be prohibited or restricted by law or by such contract or other agreement, property and assets over which such security interest is not permitted, motor vehicles or other assets covered by a certificate of title or ownership and other property and assets to the extent such security interest would create adverse tax consequences.

Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.00, initially, and decreasing to 6.25 to 1.00 over the term of the Credit Facility, which shall be in effect only when the Revolving Loans and undrawn amounts under Letters of Credit are outstanding in excess of 30% of the Revolving Commitments as of such date. As of July 1, 2017, the Company was in compliance with this financial covenant.
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

Notes Payable

In April 2016, we issued $4.0 million in unsecured notes to the sellers of Boundless Nutrition in connection with its acquisition. The notes bear interest at a rate per annum of 0.67% with principal and interest due at varying maturity dates between April 29, 2017 and December 31, 2018. During the 13 weeks ended July 1, 2017, we made payments amounting to $1.0 million with the remaining $3.0 million due on or before December 31, 2018. We recorded an acquisition-date fair value discount of approximately $0.2 million based on market rates for debt instruments with similar terms, which is amortized to interest expense over the term of the notes using the effective-interest method.
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

Off Balance Sheet Arrangements

At July 1, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

The following tables present a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (amounts in thousands):

	13 Weeks Ended July 1, 2017	Three Months Ended June 30, 2016	26 Weeks Ended July 1, 2017	Six Months Ended June 30, 2016
Net income	$1,186	$8,768	$1,714	$17,170
Non-GAAP adjustments:
Interest expense	11,005	3,126	21,978	6,152
Income tax expense	5,729	6,400	8,034	12,279
Depreciation expense	1,671	168	3,585	275
Amortization of intangible assets	1,816	1,091	3,599	2,154
Equity-based compensation expense	(343)	1,090	1,401	2,169
Loss on exit activity (1)	—	—	190	—
Loss on change in fair value of contingent consideration	118	—	118	—
Foreign currency gains	(615)	—	(1,083)	—
Transaction-related expenses:
Secondary offering-related expenses (2)	—	615	—	615
Acquisition-related expenses (3)	1,728	474	2,578	474
Executive recruitment (4)	291	—	579	—
Adjusted EBITDA	$22,586	$21,732	$42,693	$41,288

(1)
In connection with our acquisition of Boundless Nutrition in April 2016, we assumed a lease for a manufacturing facility located in Austin, Texas. In January 2017, we abandoned this facility and entered into a sublease with a third-party for the remainder of the lease term. As a result of this arrangement, we recorded a loss on exit activity of approximately $0.2 million for the 26 weeks ended July 1, 2017.

(2)	Includes legal, accounting, printing and filing fees paid in connection with our secondary public offering, which closed in May 2016.

(3)	Includes legal, accounting and consulting fees along with severance expenses and integration costs incurred in connection with corporate M&A-related activities.

(4)	Represents fees paid to help conduct our search for executive leadership and board of director personnel.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include market sensitivities as follows:
Ingredient Risk
We purchase ingredients, including popcorn kernels, potatoes, root vegetables, whey protein, white corn, sunflower oil, canola oil, seasoning and packaging materials used in the contract manufacturing of our products. These ingredients are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary ingredients for the 26 weeks ended July 1, 2017. A hypothetical 10% increase or decrease would result in a fluctuation of $4.4 million. We seek to mitigate the impact of ingredient cost increases through forward-pricing contracts and taking physical delivery of future ingredient needs. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.
Interest Rate Risk
As discussed more fully in Note 8 in the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1, our Credit Facility is comprised of Term Loans and Revolving Loans which bear interest at a variable rate. We currently do not engage in any interest rate hedging activity but are assessing our options to effectively manage this risk in the future. As a result, a change in interest rates will impact interest expense and cash flows. Holding other variables constant (such as debt levels) a one percentage point variance (100 basis points) would increase the annual interest expense under our Credit facility by approximately $6.0 million.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to a change in interest rates.
Foreign Exchange Risk
As a result of our acquisition of Tyrrells Group on September 2, 2016, we are now exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. For the 26 weeks ended July 1, 2017, approximately 32% of our total net sales were generated outside the U.S. The foreign currencies that our international subsidiaries conduct business in are the British Pound Sterling, the Euro, the Australian dollar and the Canadian dollar. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. We do not currently utilize foreign currency derivative contracts to manage foreign exchange risk but are assessing our options to effectively manage this risk in the future.

The market risk related to foreign currency exchange rates is measured by estimating the potential impact of a change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted-average of the market rates in effect during the relevant period. A 10% appreciation or depreciation of the U.S. dollar relative to the British Pound Sterling, would result in a change to net income of approximately $0.2 million for the 26 weeks ended July 1, 2017. A 10% appreciation or depreciation of the U.S. dollar relative to the Euro, Australian or Canadian dollar would not have a significant impact on our results of operation.

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
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2017.
Changes in Internal Control Over Financial Reporting

We acquired Tyrrells Group on September 2, 2016 and have begun the process of integrating its operations into our overall system of internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the 13 weeks ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes from the legal proceedings previously disclosed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 1A. Risk Factors.

In addition to other information set forth in this Form 10-Q, careful consideration should be given to the Risk Factors (Part I, Item 1A) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7) in our Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition, and/or future results.

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

Amplify Snack Brands, Inc.
Date: August 9, 2017	/s/ Brian Goldberg
Brian Goldberg
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.