Form 10-Q
period 2017-09-30
Amplify Snack Brands, INC
filed 2017-11-08
CIK 1640313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐  No  ☒
As of November 3, 2017, there were 76,745,948 shares of the registrant’s common stock outstanding.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

		Page No.
	PART I - Financial Information
Item 1.	Condensed Consolidated Financial Statements of Amplify Snack Brands, Inc. and Subsidiaries:
	Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (unaudited)	1
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the 13 weeks and 39 weeks ended September 30, 2017 and the three and nine months ended September 30, 2016 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 30, 2017 and the nine months ended September 30, 2016 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements of Amplify Snack Brands, Inc. and Subsidiaries (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	39
Item 4.	Controls and Procedures	40

	PART II - Other Information
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Default Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
	Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,311	$10,323
Accounts receivable, net of allowances of $12,849 and $9,261, respectively	45,345	42,852
Inventories	26,960	18,250
Prepaid expenses and other current assets	8,643	7,804
Total current assets	89,259	79,229
Property, plant and equipment, net	68,037	45,884
Other assets:
Goodwill	177,714	151,953
Intangible assets, net	551,218	559,996
Other assets	1,160	1,178
Total assets	$887,388	$838,240
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	48,149	45,087
Senior term loan- current portion	5,162	5,936
Tax receivable obligation- current portion	7,114	7,114
Notes payable, net- current portion	4,801	991
Other current liabilities	1,211	908
Total current liabilities	66,437	60,036
Long-term liabilities:
Senior term loan, net	570,095	571,576
Revolving credit facility, net	8,417	7,210
Notes payable, net	1,986	6,678
Net deferred tax liabilities	62,752	54,890
Tax receivable obligation	81,905	81,905
Other long-term liabilities	6,612	4,211
Total long-term liabilities	731,767	726,470
Commitment and contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.0001 par value, 375,000,000 shares authorized at September 30, 2017 and December 31, 2016 and 76,744,340 and 76,786,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	8	8
Additional paid-in capital	43,498	41,279
Common stock held in treasury, at par, 1,555,007 and 2,948,995 shares at September 30, 2017 and December 31, 2016, respectively	—	—
Retained earnings	44,304	41,916
Accumulated other comprehensive income (loss)	1,374	(31,469)
Total shareholders' equity	89,184	51,734
Total liabilities and shareholders' equity	$887,388	$838,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands, except shares outstanding and per share information)

	13 Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Net sales	$94,864	$67,982	$283,056	$182,193
Cost of sales	58,948	35,646	173,365	88,891
Gross profit	35,916	32,336	109,691	93,302
Operating expenses:
Sales and marketing	10,914	8,903	33,230	22,551
General and administrative	9,594	15,971	30,100	27,688
Loss (gain) on change in fair value of contingent consideration	431	(505)	549	(505)
Total operating expenses	20,939	24,369	63,879	49,734
Operating income	14,977	7,967	45,812	43,568
Interest expense	11,329	5,636	33,307	11,788
Other expense (income), net	102	(4,221)	(789)	(4,221)
Loss on extinguishment of debt	—	1,100	—	1,100
Income before income taxes	3,546	5,452	13,294	34,901
Income tax expense	2,872	3,807	10,906	16,086
Net income	$674	$1,645	$2,388	$18,815
Other comprehensive income (loss):
Foreign currency translation adjustments	11,931	(9,030)	32,843	(9,030)
Comprehensive income (loss)	$12,605	$(7,385)	$35,231	$9,785

Basic and diluted earnings per share	$0.01	$0.02	$0.03	$0.25

Weighted average shares outstanding:
Basic	76,739,354	75,455,047	76,752,323	75,032,287
Diluted	76,794,326	75,557,760	76,920,915	75,094,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating activities:
Net income	$2,388	$18,815
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,815	4,247
Amortization of deferred financing costs and debt discounts	2,570	888
Deferred income taxes	6,755	2,419
Equity-based compensation expense	2,553	3,972
Loss on disposal of property, plant and equipment	8	39
Loss on exit activity	190	—
Loss on extinguishment of debt	—	1,100
Loss (gain) on change in fair value of contingent consideration	549	(505)
Other non-cash activities	15	(38)
Changes in operating assets and liabilities, net of effects of acquisition:
Operating assets	(10,028)	(12,692)
Operating liabilities	663	2,436
Payments of founder contingent compensation	—	(23,000)
Net cash provided by (used in) operating activities	16,478	(2,319)
Investing activities:
Payments for acquisitions, net of cash acquired of $-0- and $15,580	—	(382,137)
Payments for property, plant and equipment	(14,448)	(2,980)
Proceeds from sale of property, plant and equipment	89	—
Net cash used in investing activities	(14,359)	(385,117)
Financing activities:
Term loan borrowings	—	593,420
Payments on term loans	(4,500)	(197,313)
Payoff of maturing notes payable	(1,000)	—
Payments on revolving credit facility	(9,500)	(15,000)
Proceeds from revolving credit facility	10,500	20,500
Tax withholding paid on behalf of employees for equity-based compensation	(476)	—
Payment of deferred financing costs	—	(15,517)
Net cash (used in) provided by financing activities	(4,976)	386,090
Effect of exchange rate changes on cash and cash equivalents	845	(218)
Decrease in cash and cash equivalents	(2,012)	(1,564)
Cash and cash equivalents—Beginning of period	10,323	18,751
Cash and cash equivalents—End of period	$8,311	$17,187

Supplemental disclosure of cash flow information:
Income taxes paid	$2,861	$14,555
Interest paid	$30,220	$7,616
Non-cash investing and financing activities during the period:
Issuance of common shares as consideration	$—	$35,319
Accrued capital expenditures	$667	$43
Issuance of notes payable as consideration	$—	$3,777
Contingent consideration	$—	$1,085

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
Basis of Presentation
The accompanying interim condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, the interim condensed consolidated statements of comprehensive income (loss) for the 13 and 39 weeks ended September 30, 2017 and the three and nine months ended September 30, 2016 and the interim condensed consolidated statements of cash flows for the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, are unaudited.

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

The Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements at and for the fiscal year ended December 31, 2016, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position as of September 30, 2017 and results of our operations for the 13 and 39 weeks ended September 30, 2017 and the three and nine months ended September 30, 2016, and cash flows for the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016.

The interim results for the 39 weeks ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2017.

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
Foreign Currency Transactions and Translation
Exchange adjustments resulting from foreign currency transactions are recognized as a component of other non-operating income (loss) in the accompanying condensed consolidated statements of comprehensive income (loss). For the Company's non-U.S. dollar functional currency subsidiaries, assets and liabilities are translated into U.S. dollars by using period-end exchange rates. Income and expense items are translated at a weighted-average exchange rate prevailing during the period. Adjustments resulting from translation of financial statements are reflected as a separate component of shareholders' equity.
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
The following table presents liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2017	December 31, 2016
Liabilities:
Contingent consideration (1)	$3,040	$2,491
(1)    Contingent consideration is reported in Other long-term liabilities in the accompanying Condensed Consolidated Balance
Sheets.

Contingent Consideration

In connection with the acquisition of Boundless Nutrition, LLC, (“Boundless Nutrition”) a manufacturer and distributor of the Oatmega protein snack bar and BFY cookie products, in April 2016, payment of a portion of the purchase price is contingent upon the achievement for the year ending December 31, 2018 ("Boundless Earn-out Period") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of Boundless Nutrition (see Notes Payable discussion below for additional details). The Company is required to reassess the fair value of the contingent consideration at each reporting period.

In connection with the acquisition of Paqui, LLC (“Paqui”) in April 2015, payment of a portion of the purchase price is contingent upon the achievement for the year ending December 31, 2018 ("Paqui Earn-out Period" and with the Boundless Earn-out Period, the "Earn-out Periods") of a defined contribution margin in excess of the sum of the original principal amount and accrued interest of the notes issued to the sellers of Paqui (see Notes Payable discussion below for additional details).

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The contingent consideration is included in Other long-term liabilities in the accompanying condensed consolidated balance sheets. The Company will satisfy this obligation with a cash payment to the sellers of each of Paqui and Boundless Nutrition upon the achievement of the respective milestone discussed above.

The following table summarizes the Level 3 activity related to the Contingent Consideration (in thousands):

	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Balance at beginning of the period	$2,491	$1,911
Fair value of Boundless Nutrition contingent consideration at acquisition date	—	1,085
Loss (gain) on change in fair value of contingent consideration	549	(505)
Balance at end of the period	$3,040	$2,491

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2017 and December 31, 2016, the Company recorded total allowances related to sales and incentive programs against trade accounts receivable of approximately $12.8 million and $9.3 million, respectively. Recoveries of receivables previously written off are recorded as income when received.

Concentration Risk

Customers with 10% or more of the Company’s net sales consist of the following:

	13 Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Customer:
Customer one	14%	22%	15%	26%
Customer two	6%	10%	9%	13%

The Company outsources a significant percentage of the manufacturing of its products to a single co-manufacturer in the United States. This co-manufacturer represented 16% and 19% of the consolidated accounts payable balance as of September 30, 2017 and December 31, 2016, respectively. As of both September 30, 2017 and December 31, 2016, no customers represented more than 10% of the Company's consolidated accounts receivable balance outstanding.

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	13 Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
(in thousands, except share and per share amounts)
Basic and diluted earnings per share:
Numerator:
Net income	$674	$1,645	$2,388	$18,815
Less: net income attributable to participating securities	(16)	(83)	(72)	(1,078)
Net income attributable to common shareholders	658	1,562	2,316	17,737
Denominator:
Basic:
Basic weighted average shares outstanding	76,739,354	75,455,047	76,752,323	75,032,287
Less: participating securities	(1,849,483)	(3,802,277)	(2,304,845)	(4,300,007)
Basic weighted average common shares outstanding	74,889,871	71,652,770	74,447,478	70,732,280

Basic earnings per share	$0.01	$0.02	$0.03	$0.25

Diluted:
Basic weighted average shares outstanding	76,739,354	75,455,047	76,752,323	75,032,287
Unvested RSUs (1)	54,972	89,053	168,592	62,159
Outstanding stock options (2)	—	13,660	—	—
Diluted weighted average shares outstanding	76,794,326	75,557,760	76,920,915	75,094,446
Less: participating securities	(1,849,483)	(3,802,277)	(2,304,845)	(4,300,007)
Diluted weighted average common shares outstanding	74,944,843	71,755,483	74,616,070	70,794,439

Diluted earnings per share	$0.01	$0.02	$0.03	$0.25

(1)    Excludes the weighted average impact of 545,725 and 373,848 unvested RSUs for the 13 weeks ended September
30, 2017 and three months ended September 30, 2016, respectively, and 797,812 and 131,848 unvested RSUs for the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, respectively, because the effects of their inclusion would be anti-dilutive.

(2)    Excludes the weighted average impact of 642,540 and 87,703 outstanding stock options for the 13 weeks ended
September 30, 2017 and three months ended September 30, 2016, respectively, and 442,625 and 179,174 outstanding stock options for the 39 weeks ended September 30, 2017 and nine months ended September 30,
2016, respectively, because the effects of their inclusion would be anti-dilutive.

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which amends the hedge accounting recognition and presentation requirements specified under ASC 815 Derivatives and Hedging. The ASU provides guidance to reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company currently does not utilize derivative instruments, but may in the future.
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718 Stock Compensation. An entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We do not anticipate any significant award modifications, as such do not anticipate the adoption of ASU 2017-09 will have a material impact on our condensed consolidated statements of comprehensive income.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Under the previous guidance an impairment of goodwill is when the carrying amount of goodwill exceeds its implied fair value, whereas under the new guidance a goodwill impairment loss would be recognized if the carrying amount of the reporting unit exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. The ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard in January 2017 and it did not have an impact on its results of operations, statements of financial position or statements of cash flows.
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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize assets and liabilities related to lease arrangements longer than twelve months on the balance sheet. This standard also requires additional disclosures by lessees and contains targeted changes to accounting by lessors. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations, cash flows and financial statement disclosures but does not believe the adoption will have a material impact. As of September 30, 2017, the Company has $9.4 million of non-cancellable lease commitments. We anticipate the majority of these leases will be recorded on our condensed consolidated balance sheets upon adoption of this standard.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This revised guidance was effective for annual reporting periods beginning after December 15, 2015, and related interim periods. The amendments in the update were applied prospectively to adjustments to provisional amounts that occurred after the effective date of the update with early application permitted for financial statements not yet issued. We have adopted this guidance and will apply it as necessary in our financial statements. Based on changes to our provisional purchase price accounting, during the 39 weeks ended September 30, 2017, we recorded approximately $0.2 million of additional expense, previously reported financial information has not been restated for measurement period adjustments.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company applied the standard for the 39 weeks ended September 30, 2017 condensed consolidated financial statements and it had no impact on its disclosures.

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

The Company has incurred approximately $9.4 million of transaction expenses in connection with the Tyrrells Group acquisition to date, which are included as part of general and administrative expense in the accompanying consolidated statements of comprehensive income. Of the $9.4 million, approximately $0.1 million was incurred during the 39 weeks ended September 30, 2017, with the remainder having been incurred during the year ended December 31, 2016. The Company incurred approximately $8.4 million and $8.5 million of transaction related expenses during the three and nine months ended September 30, 2016, respectively.
During the 39 weeks ended September 30, 2017, Tyrrells Group contributed approximately $91.1 million of net sales to the Company. As of the acquisition date, Tyrrells Group had $28.0 million of gross accounts receivable, of which we estimated $6.6 million will be uncollectable, mostly related to the costs of promotional activities being offset against trade receivable invoices by customers.
In 2017, the Company completed its accounting of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the date of acquisition, with adjustments to fair value of certain assets and liabilities identified during the measurement period. The adjustments identified during the measurement period were a result of changes to the original fair value estimates of certain items acquired and are the result of additional information obtained since September 2, 2016, that related to facts and circumstances that existed at the acquisition date.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the final allocation of the purchase consideration for Tyrrells Group to the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase consideration:	Provisional Valuation as of December 31, 2016	Measurement Period Adjustments	Final Valuation
Cash paid as purchase consideration	$381,069	$—	$381,069
Fair value of equity issued to Sellers	35,319	—	35,319
Total purchase consideration	416,388	—	416,388
Less: cash and cash equivalents acquired	(15,451)	—	(15,451)
Total purchase price, net of cash and cash equivalents acquired	400,937	—	400,937
Fair value of net assets acquired and liabilities assumed:
Accounts receivable	21,424	—	21,424
Inventory	8,921	—	8,921
Property, plant and equipment	42,612	9,005	51,617
Other assets	2,845	—	2,845
Indefinite-lived identifiable intangible asset- trade names	261,854	(27,900)	233,954
Definite-lived identifiable intangible assets- customer relationships (15-year useful life)	44,240	532	44,772
Accounts payable	(19,498)	—	(19,498)
Other liabilities	(13,123)	(1,844)	(14,967)
Deferred tax liabilities	(51,810)	2,843	(48,967)
Total fair value of net assets acquired and liabilities assumed	297,465	(17,364)	280,101
Excess purchase consideration over fair value of net assets acquired (goodwill)	$103,472	$17,364	$120,836

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
(Unaudited)
Net sales	$90,048	$269,781
Net income	$(2,345)	$6,610
Net income per share- basic	$(0.03)	$0.09
Net income per share- diluted	$(0.03)	$0.08

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
For the 39 weeks ended September 30, 2017, Oatmega products contributed net sales of approximately $13.1 million. In connection with the Boundless Nutrition acquisition we recognized approximately $8.5 million of goodwill from expected synergies due to our ability to diversify our product offerings and leverage our North American distribution channels. For tax purposes, the acquisition is treated as an acquisition of assets, therefore the Company's tax basis in assets was allocated based on their fair value. The goodwill associated with the Boundless Nutrition acquisition is deductible for tax purposes.
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

4. INVENTORY

Inventories, net of reserves and provisions, consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and packaging	$12,630	$9,313
Work in process	1,483	760
Finished goods	12,847	8,177
Inventories, net	$26,960	$18,250
As of September 30, 2017 and December 31, 2016, we had approximately $0.5 million and $0.6 million in reserves, respectively, for finished goods deemed unsaleable and raw materials and packaging deemed obsolete. If future demand or market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Accumulated depreciation is recognized ratably over the expected useful life of the asset. Property, plant and equipment, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Machinery and equipment	$55,459	$35,889
Furniture and fixtures	4,198	3,665
Building	5,483	4,408
Land	1,152	928
Leasehold improvements	6,552	3,922
Construction in progress	3,397	—
Property, plant and equipment, gross	76,241	48,812
Less: accumulated depreciation	(8,204)	(2,928)
Property, plant and equipment, net	$68,037	$45,884

Depreciation expense was approximately $1.8 million and $5.4 million for the 13 and 39 weeks ended September 30, 2017, respectively, and approximately $0.5 million and $0.8 million for the three and nine months ended September 30, 2016, respectively. Depreciation expense is included in cost of goods sold, sales and marketing and general and administrative expense in the accompanying condensed consolidated statements of comprehensive income (loss).

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following (in thousands):

	North America	International	Total
Balance as of December 31, 2016	$55,872	$96,081	$151,953
Purchase price accounting adjustments (1)	—	16,123	16,123
Allocation of goodwill to North America segment (1)	18,378	(18,378)	—
Foreign currency translation impact	—	9,638	9,638
Balance as of September 30, 2017	$74,250	$103,464	$177,714

(1)     In 2017, the Company completed its accounting of the purchase consideration and estimated fair value of assets
acquired and liabilities assumed at the date of the Tyrrells Group acquisition, with adjustments to the fair value of     certain assets and liabilities identified during the measurement period. The adjustments reflected in the table             above were a result of changes to the original fair value estimates of certain items acquired and are the result of     additional information obtained since December 31, 2016, that related to facts and circumstances that existed at     the acquisition date. When the Company completed its allocation of the purchase consideration for Tyrrells Group     it allocated a portion of the total transaction goodwill balance to the North America operating segment, based on     estimated future profitability.

Intangible assets consist of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$457,259	$—	$457,259	$464,488	$—	$464,488
Intangible assets with finite lives:
Customer relationships	110,894	(16,984)	93,910	106,830	(11,387)	95,443
Non-competition agreement	90	(41)	49	90	(32)	58
Trade name	20	(20)	—	20	(13)	7
Total	$568,263	$(17,045)	$551,218	$571,428	$(11,432)	$559,996

Amortization of finite-lived intangibles was approximately $1.8 million and $5.4 million for the 13 and 39 weeks ended September 30, 2017, respectively, and approximately $1.3 million and $3.4 million for the three and nine months ended September 30, 2016, respectively. Amortization of finite-lived intangible assets is included as part of general and administrative expense in the accompanying condensed consolidated statements of comprehensive income.

7. ACCRUED LIABILITIES
The following table shows the components of accrued liabilities (in thousands):

	September 30, 2017	December 31, 2016
Unbilled inventory	3,819	2,409
Accrued personnel costs	1,408	3,031
Accrued interest	3,628	3,297
Accrued sales tax and value added tax (VAT) payable	1,281	825
Other accrued expenses and liabilities	3,591	2,943
Total accrued liabilities	$13,727	$12,505

8. DEBT

Debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Term loans, net of unamortized original issue discount of $5,721 and $6,321, respectively	$588,280	$592,179
Revolving loans	9,500	8,500
Notes payable, net of unamortized discount of $118 and $236, respectively	6,787	7,669
Deferred financing costs, net of accumulated amortization of $2,663 and $813, respectively	(14,106)	(15,957)
Total debt	590,461	592,391
Less: Current portion	(9,963)	(6,927)
Long-term debt	$580,498	$585,464
Credit Facility
In connection with the acquisition of Tyrrells Group, the Company entered into a Credit Agreement on September 2, 2016 (the "Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans") and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"), of which $20 million is denominated in pounds sterling. The Company borrowed from the Term Loans in full to finance the acquisition of Tyrrells Group and pay down all outstanding indebtedness under the Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). As of September 30, 2017, the Company had $40.7 million of available capacity under the Revolving Loans.
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

Interest
The Term Loans bear interest, at the Company's option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if the Company's First Lien Leverage Ratio (as defined in the Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. As of September 30, 2017, the interest rate on the outstanding Term Loans balance was 6.74% per annum and the weighted-average interest rate on the outstanding Revolver Loans balance was 6.74% per annum.
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
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.00, initially, and decreasing to 6.25 to 1.00 over the term of the Credit Facility, which shall be in effect only when the Revolving Loans and undrawn amounts under Letters of Credit are outstanding in excess of 30% of the Revolving Commitments as of such date. As of September 30, 2017, the Company was in compliance with this financial covenant.
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
The following table shows the remaining outstanding purchase commitments based on the calendar year in which the contract expires:

Ingredient Commitments
2017	$5,905
2018	36,168
2019	3,924
Total	$45,997

Lease Commitments

The Company entered into an operating lease on February 26, 2015 for its corporate headquarters located in Austin, Texas. On August 1, 2017, the Company entered into an amended lease agreement which expanded the Company's corporate headquarters at its existing location.

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

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

Rent expense from operating leases totaled approximately $0.4 million and $1.0 million for the 13 and 39 weeks ended September 30, 2017, respectively, and approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, minimum rental commitments under non-cancellable operating leases were as follows (in thousands):

Remainder of 2017	$506
2018	1,592
2019	1,436
2020	1,383
2021	1,351
Thereafter	3,113
Total	$9,381

Legal Matters

From time to time, the Company is subject to claims and assessments in the ordinary course of business. The Company is not currently a party to any litigation matter that, individually or in the aggregate, is expected to have a material adverse effect on the Company’s business, financial condition, results from operations or cash flow.

10. INCOME TAXES
For the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, the Company recorded tax expense of $10.9 million on pre-tax income of $13.3 million and tax expense of $16.1 million on pre-tax income $34.9 million, respectively. The effective tax rate was 82.0% and 46.1% for the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, respectively. The Company's effective tax rate is dependent on many factors, including the impact of enacted tax laws in jurisdictions in which the Company operates and the amount of taxable income the Company earns within those jurisdictions. The increase in the effective tax rate for the 39 weeks ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to foreign currency gains from the remeasurement of intercompany loans, which were treated as discrete items in the current period, along with the impact of entering foreign jurisdictions in connection with our acquisition of Tyrrells Group in September 2016.

As of September 30, 2017, we have established a long-term liability for an uncertain tax position in the amount of approximately $1.1 million related to pre-acquisition activity by Tyrrells Group. The Company's policy is to accrue interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2017, the interest associated with the Company's position is not material.

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

The Company initially reserved 13,050,000 shares of common stock for issuance under the 2015 Plan, which is subject to certain adjustments for changes in the Company's capital structure, as defined in the 2015 Plan. As of September 30, 2017, 3,803,294 shares were available for issuance under the 2015 Plan. In September 2017, a stock option award to purchase 1,166,173 shares of the Company's common stock was granted to an employee in connection with his appointment as an officer of the Company. This award was granted outside of the 2015 Plan.

For the 13 weeks ended September 30, 2017 and three months ended September 30, 2016, equity-based compensation expense was approximately $1.2 million and $1.8 million, respectively. For the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, equity-based compensation expense was approximately $2.6 million and $4.0 million, respectively.

RSUs

During the 39 weeks ended September 30, 2017, 790,229 RSUs were granted to certain employees and one non-employee director with a grant date fair value of approximately $6.4 million, which are calculated based on the closing market value of the Company's common stock on the date of grant. The grant date fair value of the RSU awards is amortized to equity-based compensation expense on a straight-line basis over a three or four-year service period based on the terms of the award.

Stock Options

In September 2017, stock options awards to purchase 1,865,877 shares of the Company's common stock were granted to two employees in connection with their appointment as officers of the Company. The grant date fair value of these stock option awards was approximately $4.1 million, which was estimated on the date of grant using the Black-Scholes valuation model. The grant date fair value of stock option awards is amortized to equity-based compensation expense on a straight-line basis over a three-year service period.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. SEGMENT INFORMATION
On September 2, 2016, the Company completed the acquisition of Tyrrells Group, a diversified, international company that manufactures and markets BFY snack foods. As a result of this transaction, management determined that it operates in two operating and reportable segments, North America and International. The North America and International segments both operate in the large and growing global snack food category and whose brands and products are offered in the natural and conventional grocery, drug, convenience, food service, club, mass merchandise and other channels. The two segments are reported separately based on differences in manufacturing and distribution methods and economic characteristics.
This reporting structure aligns with the way our Chief Operating Decision Maker ("CODM"), our CEO, regularly reviews operating performance of the North America and International segments for purposes of allocating resources, deploying capital and evaluating operating performance. Certain expenses such as professional fees, insurance and costs related to employees who focus on both our domestic and international business have been excluded from our individual segments' profitability measures, along with non-recurring transaction related expenses that are not part of revenue generating activities. For purposes of our segment results, revenue is attributed to individual geographies on the basis of the physical location of where the sales occur. Prior to the Tyrrells Group acquisition, the Company operated as one reportable segment with all of its business conducted in North America. Figures from the prior period have be restated to conform with the current period segment information presentation.
We have provided information on our net sales, depreciation, amortization, segment operating income, stock compensation, corporate overhead expenses, loss on change in fair value of contingent consideration and non-recurring transaction expenses. Additionally, we have provided information related to capital expenditures, fixed assets and total assets.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	13 Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Net sales:
North America	$63,481	$59,494	$193,157	$173,705
International	31,383	8,488	89,899	8,488
Total net sales	$94,864	$67,982	$283,056	$182,193

Depreciation expense:
North America	$325	$172	$825	$447
International	1,479	367	4,564	367
Total depreciation expense	$1,804	$539	$5,389	$814

Amortization of intangible assets:
North America	$1,095	$1,105	$3,291	$3,259
International	732	174	2,135	174
Total amortization expense	$1,827	$1,279	$5,426	$3,433

Segment operating income (loss):
North America	$19,548	$19,407	$62,630	$61,929
International	261	619	(1,409)	619
Segment operating income	19,809	20,026	61,221	62,548

Corporate overhead (1)	(2,703)	(1,737)	(8,604)	(5,400)
Non-recurring and unusual transactions (2)	(546)	(9,024)	(3,703)	(10,113)
(Loss) gain on change in fair value of contingent consideration	(431)	505	(549)	505
Equity-based compensation	(1,152)	(1,803)	(2,553)	(3,972)
Operating income	14,977	7,967	45,812	43,568

Reconciliation to income before taxes:
Interest expense	11,329	5,636	33,307	11,788
Other expense (income), net	102	(4,221)	(789)	(4,221)
Loss on extinguishment of debt	—	1,100	—	1,100
Income before income taxes	$3,546	$5,452	$13,294	$34,901

Net sales by brand:
SkinnyPop brand	$56,963	$53,432	$171,752	$162,486
Tyrrells brand (3)	25,511	6,891	74,212	6,891
Oatmega brand	4,578	4,095	13,147	6,682
Paqui brand	1,760	1,865	7,512	4,435
Lisa's Chips brand (4)	1,996	703	5,879	703
Thomas Chipman and the Wholesome Food Company brands (5)	4,056	996	10,554	996
Total net sales	$94,864	$67,982	$283,056	$182,193

(1)
Included in corporate overhead are administrative costs required to operate effectively as a public company, recurring professional fees, corporate-related insurance costs, personnel costs of our executive team, and certain individuals within our finance and human resources departments.

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

(2)
For the 13 and 39 weeks ended September 30, 2017, we incurred severance and integration costs, along with legal, accounting and consulting fees of approximately $0.4 million and $3.0 million, respectively, in connection with the Tyrrells Group acquisition. In addition, we paid fees of approximately $0.1 million and $0.7 million for the 13 and 39 weeks ended September 30, 2017, respectively, to help conduct our search for executive leadership and board of director personnel.

For the three and nine months ended September 30, 2016, we incurred legal, accounting, consulting and ratings agency fees along with severance and integration costs of approximately $9.0 million and $9.5 million, respectively, in connection with the Tyrrells Group and Boundless Nutrition acquisitions. In addition, we incurred legal, accounting, printing and filing fees of approximately $0.6 million for the nine months ended September 30, 2016, in connection with our secondary equity public offering, which closed in May 2016.

(3)	Tyrrells brand includes private label net sales of items that were manufactured at our facilities in the United Kingdom.

(4)	Lisa's Chips brand includes private label net sales of items that were manufactured at our facility in Germany.

(5)	Thomas Chipman and the Wholesome Food Company brands includes private label net sales of items that were manufactured at our facility in Australia.

All of our outstanding debt and notes payable and associated interest expense are held by our North America segment. Interest income was immaterial to both segments.

Customer Concentrations - North America

Customers with 10% or more of our North America segment net sales consist of the following:

	13 Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Customer:
Customer one	21%	26%	22%	27%
Customer two	9%	11%	13%	14%

Customer Concentrations - International

Customers with 10% or more of our International segment net sales consist of the following:

	13 Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Customer:
Customer three	12%	11%	11%	11%
Customer four	12%	11%	10%	11%

AMPLIFY SNACK BRANDS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

	13 Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Capital expenditures:
North America	$3,241	$1,664	$10,964	$1,910
International	825	1,070	3,484	1,070
	$4,066	$2,734	$14,448	$2,980

Fixed assets:	September 30, 2017	December 31, 2016
North America	$14,507	$4,168
International	53,530	41,716
	$68,037	$45,884

Total assets:	September 30, 2017	December 31, 2016
North America	$412,154	$378,658
International	475,234	459,582
	$887,388	$838,240

13. DERIVATIVE FINANCIAL INSTRUMENTS
The Company entered into a foreign currency option contract in August 2016, to hedge its exposure to currency fluctuations in connection with the anticipated acquisition of Tyrrells, because the purchase price was denominated in pounds sterling (£). The Company subsequently terminated this foreign currency option contract and entered into a forward currency exchange contract to purchase £278 million at a US dollar to pound sterling forward rate of 1.3157. In connection with the acquisition of Tyrrells on September 2, 2016, the Company settled this forward currency exchange contract and recorded a gain of approximately $3.6 million, representing the difference between the forward rate of 1.3157 and the spot rate on the settlement date. The Company did not designate this forward currency exchange contract as a cash flow hedge for accounting purposes and the resulting gain was recognized within other income and expense, net in the accompanying condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016.

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
Results of Operations

Comparison of 13 Weeks Ended September 30, 2017 and Three Months Ended September 30, 2016

The following table compares our results of operations, including as a percentage of net sales, for the 13 weeks ended September 30, 2017 and the three months ended September 30, 2016.

	13 Weeks Ended September 30, 2017	% of Net Sales	Three Months Ended September 30, 2016	% of Net Sales
Net sales	$94,864	100.0%	$67,982	100.0%
Cost of sales	58,948	62.1%	35,646	52.4%
Gross profit	35,916	37.9%	32,336	47.6%
Operating expenses:
Sales and marketing	10,914	11.5%	8,903	13.1%
General and administrative	6,615	7.0%	12,889	19.0%
Equity-based compensation	1,152	1.2%	1,803	2.7%
Amortization of intangible assets	1,827	1.9%	1,279	1.9%
Loss (gain) on change in fair value of contingent consideration	431	0.5%	(505)	(0.7)%
Total operating expenses	20,939	22.1%	24,369	35.8%
Operating income	14,977	15.8%	7,967	11.7%
Interest expense	11,329	11.9%	5,636	8.3%
Other expense (income), net	102	0.1%	(4,221)	(6.2)%
Loss on extinguishment of debt	—	—%	1,100	1.6%
Income before income taxes	3,546	3.7%	5,452	8.0%
Income tax expense	2,872	3.0%	3,807	5.6%
Net income	$674	0.7%	$1,645	2.4%

Net Sales

Net sales increased approximately $26.9 million, or 39.5%, to approximately $94.9 million for the 13 weeks ended September 30, 2017, from approximately $68.0 million for the three months ended September 30, 2016. Our acquisition of Tyrrells Group in September 2016 contributed incremental net sales of approximately $23.2 million during the 13 weeks ended September 30, 2017, of which $20.5 million was related to periods we did not own Tyrrells Group and the remaining was organic growth. Excluding the acquired net sales contribution from Tyrrells Group, the Company's organic net sales grew by 9.4%. Our SkinnyPop brand was the primary contributor of the remaining increase to net sales for the comparable periods.

North America Segment

Within our North America segment, net sales increased to approximately $63.5 million for the 13 weeks ended September 30, 2017, from approximately $59.5 million for the three months ended September 30, 2016, representing an increase of approximately $4.0 million, or 6.7%. The increase in net sales was primarily driven by our SkinnyPop brand, including its new innovation products.

International Segment

Our International segment contributed net sales of approximately $31.4 million for the 13 weeks ended September 30, 2017, compared to approximately $8.5 million for the three months ended September 30, 2016, representing an increase of approximately $22.9 million, or 269.7%. $20.4 million of the net sales growth is related to periods which we did not own Tyrrells, with the remaining $2.5 million representing organic segment growth of 29%.

Gross Profit

Gross profit increased to approximately $35.9 million for the 13 weeks ended September 30, 2017 from approximately $32.3 million for the three months ended September 30, 2016, representing an increase of approximately $3.6 million, or 11.1%. The increase in gross profit was attributable to increased net sales for the 13 weeks ended September 30, 2017, offset in part by higher promotional activity and incremental cost of sales due to product mix.

Gross profit as a percent of net sales decreased approximately 9.7 points from 47.6% for the three months ended September 30, 2016 to 37.9% for the 13 weeks ended September 30, 2017. The decrease in gross margin was primarily driven by the Tyrrells acquisition, which we did not own for the entire prior year period, along with increased promotional activity across the portfolio. To a lesser extent, we were unfavorably impacted by increased contributions of our Oatmega, Paqui and SkinnyPop innovation products, all of which have a lower gross margin profile than our SkinnyPop RTE product.

Our North America segment's gross margin was 47.8% for the 13 weeks ended September 30, 2017, as compared to 50.5% for the three months ended September 30, 2016. Our North America segment's gross margin percentage was lower due to product mix as result of higher contributions from new products and our emerging brands, Oatmega and Paqui.

Our International segment's gross margin was 17.7% for the 13 weeks ended September 30, 2017 compared to 27.1% for the three months ended September 30, 2016. Our International segment's gross margin percentage for the 13 weeks ended September 30, 2017 was unfavorably impacted by higher mix of private label versus branded products, higher promotional spending, higher product and production-related costs as compared to the three months ended September 30, 2016.

Sales and Marketing Expenses
Sales and marketing expenses increased to approximately $10.9 million for the 13 weeks ended September 30, 2017 from approximately $8.9 million for the three months ended September 30, 2016, representing an increase of approximately $2.0 million, or 22.6%. Our acquisition of Tyrrells Group in September 2016, contributed approximately $1.7 million of incremental sales and marketing expense during the 13 weeks ended September 30, 2017. As a percentage of net sales, sales and marketing expenses were 11.5% and 13.1% for the 13 weeks ended September 30, 2017 and three months ended September 30, 2016, respectively.

North America Segment

Sales and marketing expenses within our North America segment were approximately $7.6 million for the 13 weeks ended September 30, 2017, compared to approximately $8.1 million for the three months ended September 30, 2016, representing a decrease of approximately $0.5 million, or 5.7%. The decrease in sales and marketing expenses was primarily related to packaging obsolescence, during the three months ended September 30, 2016, which resulted in a charge of approximately $0.6 million. As a percentage of segment net sales, sales and marketing expenses decreased to 12.0% for the 13 weeks ended September 30, 2017 compared to 13.6% for the three months ended September 30, 2016

International Segment

Our International segment accounted for approximately $3.3 million of our consolidated sales and marketing expenses for the 13 weeks ended September 30, 2017, compared to approximately $0.8 million for the three months ended September 30, 2016. The increase of $2.5 million was related to $1.7 million of incremental sales and marketing from the acquisition of Tyrrells Group, $0.3 million of acquisition-related severance expense, with the remaining $0.5 million increase primarily due to incremental investment in advertising. As a percentage of our International segment's net sales, sales and marketing expenses were 10.5% for the 13 weeks ended September 30, 2017, compared to 9.2% for the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses decreased to approximately $6.6 million for the 13 weeks ended September 30, 2017 from approximately $12.9 million for the three months ended September 30, 2016, representing a decrease of approximately $6.3 million, or 48.7%. During the three months ended September 30, 2016, we incurred approximately $8.6 million of transaction-related expenses associated with the acquisitions of Tyrrells Group and Boundless Nutrition. Our acquisition of Tyrrells Group contributed an incremental $2.1 million of general and administrative expenses for the 13 weeks ended September 30, 2017.

North America Segment

General and administrative expenses, excluding corporate overhead, within our North America segment were approximately $2.4 million, or 3.7% of segment net sales for the 13 weeks ended September 30, 2017, compared to approximately $10.3 million or 17.3% of segment net sales for the three months ended September 30, 2016, representing a decrease of $7.9 million. For the 13 weeks ended September 30, 2017 and the three months ended September 30, 2016, we incurred $0.2 million and $8.9 million of general and administrative expenses primarily related to the acquisitions of Tyrrells Group and Boundless Nutrition that we consider non-recurring in nature. During the 13 weeks ended September 30, 2017, the reduction in acquisition related expenses of $8.7 million, was off set in part by an increase of general and administrative expenses of $0.8 million, primarily related to increased personnel costs and the expansion of office space at our corporate headquarters.

International Segment

General and administrative expenses, excluding corporate overhead, within our International segment were approximately $1.5 million or 5.0% of segment net sales for the 13 weeks ended September 30, 2017, compared to approximately $0.9 million or 10.6% of segment net sales for the three months ended September 30, 2016. The decrease in segment general and administrative expenses as a percent of net sales was attributable to $0.2 million of acquisition-related expenses during the three months ended September 30, 2016, that did not reoccur in the 13 weeks ended September 30, 2017, in addition to decreased personnel cost.

Corporate Overhead

General and administrative expenses also include corporate overhead, which is excluded from our North America and International segments' profitability measure, Segment Operating Income. Corporate overhead includes administrative costs required to operate effectively as a public company, recurring professional fees, corporate-related insurance costs, personnel costs of our executive team and certain individuals within our finance and human resources departments. Corporate overhead increased by approximately $1.0 million, or 55.6%, to approximately $2.7 million for the 13 weeks ended September 30, 2017, compared to approximately $1.7 million for the three months ended September 30, 2016. Our acquisition of Tyrrells Group in September 2016, contributed approximately $0.4 million of incremental corporate overhead for the 13 weeks ended September 30, 2017. The remaining increase in corporate overhead was primarily related to an increase in professional fees for the comparable periods.

Equity-based Compensation

Equity-based compensation decreased approximately $0.6 million, or 36.1%, to approximately $1.2 million for the 13 weeks ended September 30, 2017, compared to approximately $1.8 million for the three months ended September 30, 2016. The fair value of equity awards issued to non-employees varies based on our stock price, which resulted in a decrease to equity-based compensation of approximately $0.6 million for the comparable periods. During the three months ended September 30, 2016, we accelerated vesting of options concurrent with the termination of an employee and recognized equity-based compensation of approximately $0.3 million equal to the fair value of the modified award. These decreases to equity-based compensation were partially offset by incremental equity-based compensation associated with the award of restricted stock units and stock options to employees.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $1.8 million for the 13 weeks ended September 30, 2017, compared to approximately $1.3 million for the three months ended September 30, 2016, representing an increase of approximately $0.5 million, or 42.8%. The increase in amortization of intangible assets is associated with the estimated fair value of customer relationships (definite-lived intangible asset) acquired from Tyrrells Group in September 2016.

Loss on Change in Fair Value of Contingent Consideration

In addition to the base purchase price consideration paid at closing for Paqui in April 2015 and Oatmega in April 2016, the respective acquisition agreements require that we pay additional purchase price earn-out consideration contingent upon the achievement of a defined contribution margin during 2018. We established the fair value of contingent consideration based on the facts and circumstances that existed as of the respective acquisition dates. At each report date, we remeasure the fair value of contingent consideration based on current forecasts of Paqui and Oatmega operating results in 2018, which resulted in a non-cash loss of approximately $0.4 million for the 13 weeks ended September 30, 2017, compared to a non-cash gain of approximately $0.5 million for the three months ended September 30, 2016.

Interest Expense

Interest expense was approximately $11.3 million for the 13 weeks ended September 30, 2017, compared to approximately $5.6 million for the three months ended September 30, 2016, representing an increase of approximately $5.7 million, or 101.0%. The increase in interest expense was primarily attributable to additional average indebtedness outstanding during the 13 weeks ended September 30, 2017 as compared to the three months ended September 30, 2016, as a result of our Tyrrells Group acquisition in September 2016.

Other Expense (Income), Net

Other expense, net for the 13 weeks ended September 30, 2017 of approximately $0.1 million, includes losses from foreign currency transactions of approximately $0.2 million, primarily related to the remeasurement of intercompany loans, offset by sublease income of approximately $0.1 million.

Other income, net for the three months ended September 30, 2016 of approximately $4.2 million, includes a gain of approximately $3.6 million associated with the settlement of a forward currency exchange contract in September 2016, which was entered into in connection with our acquisition of Tyrrells Group. The remaining $0.6 million in other income, net for the three months ended September 30, 2016 represents gains from foreign currency transactions.

Loss on Extinguishment of Debt

We paid off all outstanding indebtedness under our prior credit facility on September 2, 2016 and recognized a loss on extinguishment of debt of approximately $1.1 million, related to write-off of unamortized deferred financing costs incurred under the prior credit facility.

Income Tax Expense

Income tax expense decreased to $2.9 million for the 13 weeks ended September 30, 2017, from $3.8 million for the three months ended September 30, 2016, representing a decrease of approximately $0.9 million, or 24.6%. The effective tax rate was 81.0% for the 13 weeks ended September 30, 2017 and 69.8% for the three months ended September 30, 2016. The increase in the effective tax rate was primarily due to foreign currency gains from the remeasurement of intercompany loans, which were treated as discrete items in the current period, along with the impact of entering foreign jurisdictions in connection with our acquisition of Tyrrells Group in September 2016.

Results of Operations

Comparison of 39 Weeks Ended September 30, 2017 and Nine Months Ended September 30, 2016

The following table compares our results of operations, including as a percentage of net sales, for the 39 weeks ended September 30, 2017 and the nine months ended September 30, 2016.

	39 Weeks Ended September 30, 2017	% of Net Sales	Nine Months Ended September 30, 2016	% of Net Sales
Net sales	$283,056	100.0%	$182,193	100.0%
Cost of sales	173,365	61.2%	88,891	48.8%
Gross profit	109,691	38.8%	93,302	51.2%
Operating expenses:
Sales & marketing	33,230	11.7%	22,551	12.4%
General & administrative	22,121	7.8%	20,283	11.1%
Equity-based compensation	2,553	0.9%	3,972	2.2%
Amortization of intangible assets	5,426	1.9%	3,433	1.9%
Loss (gain) on change in fair value of contingent consideration	549	0.2%	(505)	(0.3)%
Total operating expenses	63,879	22.6%	49,734	27.3%
Operating income	45,812	16.2%	43,568	23.9%
Interest expense	33,307	11.8%	11,788	6.5%
Other income, net	(789)	(0.3)%	(4,221)	(2.3)
Loss on extinguishment of debt	—	—%	1,100	0.6%
Income before income taxes	13,294	4.7%	34,901	19.1%
Income tax expense	10,906	3.9%	16,086	8.8%
Net income	$2,388	0.8%	$18,815	10.3%

Net Sales

Net sales for the 39 weeks ended September 30, 2017, were approximately $283.1 million as compared to approximately $182.2 million for the nine months ended September 30, 2016, representing an increase of approximately $100.9 million, or 55.4%. Our acquisition of Tyrrells Group in September 2016 and the Oatmega brand via our acquisition of Boundless Nutrition in April 2016, contributed incremental net sales of approximately $88.9 million during the 39 weeks ending September 30, 2017, of which $85.1 million is related to periods we did not own Tyrrells Group and Oatmega. Excluding the acquired net sales contribution from Tyrrells Group and Oatmega, the Company's organic net sales grew by 8.6%, driven by growth of our SkinnyPop and Paqui brands.

North America Segment

Within our North America segment, net sales increased to $193.2 million for the 39 weeks ended September 30, 2017, from $173.7 million for the nine months ended September 30, 2016, representing an increase of $19.5 million, or 11.2%.

Within our North America Segment, the SkinnyPop brand contributed net sales of approximately $171.1 million for the 39 weeks ended September 30, 2017, representing an increase of approximately $8.6 million, or 5.3%, from the nine months ended September 30, 2016, which was largely driven by new product innovation.

Our Oatmega brand, which we acquired in late April 2016, contributed net sales of approximately $13.1 million during the 39 weeks ended September 30, 2017, compared to approximately $6.7 million for the nine months ended September 30, 2016. Of the $6.4 million increase in net sales, approximately $5.3 million is related to periods we did not own the brand in the prior year.

Our Paqui brand contributed net sales of approximately $7.5 million for the 39 weeks ended September 30, 2017, representing an increase of approximately $3.1 million, or 69.4%, from the nine months ended September 30, 2016, which was primarily driven by promotional activity, as well as increased distribution and improved velocities.

International Segment

Our International segment contributed net sales of approximately $89.9 million for the 39 weeks ended September 30, 2017, compared to approximately $8.5 million of net sales during the approximate one month we owned Tyrrells Group during the nine months ended September 30, 2016, representing an increase of approximately $81.4 million. $78.9 million of the net sales growth is related to periods which we did not own Tyrrells, with the remaining $2.5 million representing organic growth.

Gross Profit

Gross profit increased to approximately $109.7 million for the 39 weeks ended September 30, 2017, from approximately $93.3 million for the nine months ended September 30, 2016, representing an increase of approximately $16.4 million, or 17.6%. The increase in gross profit was primarily driven by higher net sales contributions from the acquisitions of Tyrrells Group and Oatmega brands' gross profit. Gross profit as a percent of net sales decreased 12.4 points to 38.8% for the 39 weeks ended September 30, 2017 from 51.2% for the nine months ended September 30, 2016. The decrease in gross margin was primarily driven by the Tyrrells Group acquisition, which we did not own for the full prior year period, as well as increased promotional activity across the portfolio and product mix.

Our North America segment's gross margin was 49.0% for the 39 weeks ended September 30, 2017, compared to 52.4% for the nine months ended September 30, 2016. The decrease in our North America segment's gross margin is primarily due to increased promotional activity and product mix associated with our SkinnyPop innovation products and our Paqui and Oatmega brands growing faster than our SkinnyPop RTE products.

Our International segment's gross margin was 16.8% for the 39 weeks ended September 30, 2017, compared to 27.1% for the nine months ended September 30, 2016. Our International segment's gross margin percentage was lower than historical averages, primarily due to a higher sales mix of private label versus branded products, higher promotional spending, higher product and production-related costs, including depreciation, in our manufacturing facilities.

Sales and Marketing Expenses

Sales and marketing expenses increased to approximately $33.2 million for the 39 weeks ended September 30, 2017, from approximately $22.6 million for the nine months ended September 30, 2016, representing an increase of approximately $10.6 million, or 47.4%. Our acquisitions of Tyrrells Group in September 2016 and Oatmega in April 2016, contributed approximately $8.2 million and $0.9 million, respectively, of incremental sales and marketing expenses for the 39 weeks ended September 30, 2017, with the remaining increase primarily related to sales-related activities. As a percentage of net sales, sales and marketing expenses were 11.7% and 12.4% for the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, respectively.

North America Segment

Sales and marketing expenses within our North America segment were approximately $23.4 million for the 39 weeks ended September 30, 2017, compared to approximately $21.8 million for the nine months ended September 30, 2016, representing an increase of approximately $1.6 million, or 7.7%. The increase in sales and marketing expenses included a $1.7 million increase in sales-related activities, $0.4 million in increased personnel costs, offset in part by a reduction of packaging obsolescence of $0.4 million. Included in these increases are approximately $0.9 million of incremental expenses from our Oatmega brand incurred during periods we did not own them in the prior year. As a percentage of segment net sales, sales and marketing expenses decreased to 12.1% for the 39 weeks ended September 30, 2017 from 12.5% for the nine months ended September 30, 2016.

International Segment

Our International segment accounted for approximately $9.8 million and $0.8 million of our consolidated sales and marketing expenses for the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, respectively, representing an increase of $9.0 million, of which $8.2 million is related to the period we did not own Tyrrells Group in the prior year. As a percentage of our International segment's net sales, sales and marketing expenses were 11.0% for the 39 weeks ended September 30, 2017 and 9.2% for the nine months ended September 30, 2016. The increase in sales and marketing expense as a percentage of net sales for the 39 weeks ended September 30, 2017, is attributable to $0.7 million of severance expense, as well as incremental investments in advertising.

General and Administrative Expenses

General and administrative expenses increased to approximately $22.1 million for the 39 weeks ended September 30, 2017, from approximately $20.3 million for the nine months ended September 30, 2016, representing an increase of approximately $1.8 million, or 9.1%. Our acquisitions of Tyrrells Group in September 2016 and the Oatmega brand via our acquisition of Boundless Nutrition in April 2016, contributed approximately $8.0 million and $0.2 million, respectively, of incremental general and administrative expenses, as well as approximately $3.7 million of acquisition-related expenses and executive recruitment costs during the 39 weeks ended September 30, 2017. These increases in general and administrative expenses were offset by approximately $9.5 million of acquisition-related expenses in connection with our acquisition of Tyrrells Group in September 2016 and Boundless Nutrition in April 2016, as well as approximately $0.6 million related to our secondary public equity offering, which closed in May 2016, which only occurred during the nine months ended September 30, 2016.

North America Segment

General and administrative expenses, excluding corporate overhead, within our North America segment were approximately $6.9 million or 3.6% of segment net sales for the 39 weeks ended September 30, 2017, compared to approximately $14.0 million or 8.1% of segment net sales for the nine months ended September 30, 2016, representing a decrease of approximately $7.1 million. The decrease is primarily attributable to a reduction of $8.2 million of expenses that we consider non-recurring in nature. For the 39 weeks ended September 30, 2017, we incurred approximately $1.0 million related to acquisition-related expenses associated with the Tyrrells Group acquisition and $0.7 million in executive recruitment costs and during the nine months ended September 30, 2016 we incurred $9.3 of acquisition-related expenses related to the Tyrrells Group and Boundless Nutrition acquisitions and $0.6 million of expenses associated with our secondary offering. The decrease in non-recurring expenses was offset in part by an increase of $1.1 million in general and administrative expenses that is primarily a result of our investment in personnel to effectively scale and manage our North American operations.

International Segment

General and administrative expenses, excluding corporate overhead, within our International segment were approximately $6.6 million or 7.3% of segment net sales for the 39 weeks ended September 30, 2017, compared to approximately $0.9 million or 10.6% or segment net sales for the nine months ended September 30, 2016. Our acquisition of Tyrrells Group in September 2016 contributed approximately $6.2 million of incremental general and administrative expenses related to the period we did not own the business in the prior year.

Corporate Overhead

General and administrative expenses also include corporate overhead, which is excluded from our North America and International segments' profitability measure, Segment Operating Income. Corporate overhead includes administrative costs required to operate effectively as a public company, recurring professional fees, corporate-related insurance costs, personnel costs of our executive team and certain individuals within our finance and human resources departments. Corporate overhead increased to $8.6 million for the 39 weeks ended September 30, 2017 from $5.4 million for the nine months ended September 30, 2016, representing an increase of approximately $3.2 million, or 59.3%. Our acquisition of Tyrrells Group in September 2016, contributed approximately $1.4 million in corporate overhead for the 39 weeks ended September 30, 2017. The remaining increase in corporate overhead is attributable to a $1.1 million increase in professional fees with the remaining increase related to personnel investments.

Equity-based Compensation

Equity-based compensation decreased approximately $1.4 million, or 35.7%, to approximately $2.6 million for the 39 weeks ended September 30, 2017, from approximately $4.0 million for the nine months ended September 30, 2016. The decrease in equity-based compensation was attributable to award forfeitures of approximately $2.9 million during the 39 weeks ended September 30, 2017. The fair value of equity awards issued to non-employees varies based on our stock price which resulted in a decrease to equity-based compensation of approximately $0.8 million for the comparable year-to-date periods. Lastly, during the nine months ended September 30, 2016, we accelerated vesting of options concurrent with the termination of an employee and recognized equity-based compensation of approximately $0.3 million equal to the fair value of the modified award. These decreases to equity-based compensation were partially offset by incremental equity-based compensation of approximately $2.6 million associated with the award of restricted stock units and stock options to employees.
Amortization of Intangible Assets

Amortization of intangible assets increased to approximately $5.4 million for the 39 weeks ended September 30, 2017, from approximately $3.4 million for the nine months ended September 30, 2016, representing an increase of approximately $2.0 million, or 58.1%. The increase in amortization of intangible assets is associated with the estimated fair value of customer relationships (finite-lived intangible asset) acquired from Tyrrells Group in September 2016.

Gain/Loss on Change in Fair Value of Contingent Consideration

In addition to the base purchase price consideration paid at closing for Paqui in April 2015 and Oatmega in April 2016, the respective acquisition agreements require that we pay additional purchase price earn-out consideration contingent upon the achievement of a defined contribution margin during 2018. We established the fair value of contingent consideration based on the facts and circumstances that existed as of the respective acquisition dates. At each report date, we remeasure the fair value of contingent consideration based on current forecasts of Paqui and Oatmega operating results in 2018, which resulted in a non-cash loss of approximately $0.5 million for the 39 weeks ended September 30, 2017 compared to a non-cash gain of approximately $0.5 million for the nine months ended September 30, 2016.

Interest Expense

Interest expense increased to $33.3 million for the 39 weeks ended September 30, 2017 from $11.8 million for the nine months ended September 30, 2016, representing an increase of approximately $21.5 million, or 182.6%. The increase in interest expense was primarily attributable to additional indebtedness outstanding during the 39 weeks ended September 30, 2017, as a result of our acquisition of Tyrrells Group, as compared to the nine months ended September 30, 2016. Our interest rate was also over 100 basis points higher during the 39 weeks ended September 30, 2017 compared to the nine months ending September 30, 2016, resulting in incremental interest expense.

Other Income, Net

Other income, net for the 39 weeks ended September 30, 2017 of approximately $0.8 million, includes (i) gains from foreign currency transactions of approximately $0.9 million, which are primarily related to the remeasurement of intercompany loans; (ii) sublease income of approximately $0.1 million; and (iii) a loss on exit activity of approximately $0.2 million, related to our abandonment of a facility lease and entry into a sub-lease agreement in January 2017.

Other income, net for the nine months ended September 30, 2016 of approximately $4.2 million, includes a gain of approximately $3.6 million associated with the settlement of a forward currency exchange contract in September 2016, which was entered into in connection with our acquisition of Tyrrells Group. The remaining $0.6 million represents gains from foreign currency transactions.

Loss on Extinguishment of Debt

We paid off all outstanding indebtedness under our prior credit facility on September 2, 2016 and recognized a loss on extinguishment of debt of approximately $1.1 million, related to write-off of unamortized deferred financing costs incurred under the prior credit facility.

Income Tax Expense

Income tax expense decreased to $10.9 million for the 39 weeks ended September 30, 2017 from $16.1 million for the nine months ended September 30, 2016, representing a decrease of approximately $5.2 million, or 32.2%. The effective tax rate was 82.0% for the 39 weeks ended September 30, 2017 and 46.1% for the nine months ended September 30, 2016. The increase in the effective tax rate was primarily due to foreign currency gains from the remeasurement of intercompany loans, which were treated as discrete items in the current period, along with the impact of entering foreign jurisdictions in connection with our acquisition of Tyrrells Group in September 2016.

Liquidity and Capital Resources
Liquidity represents our ability to generate sufficient cash from operating activities to satisfy obligations, as well as our ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist primarily of current and potentially available funds for use in achieving our objectives. Currently, our liquidity needs arise mainly from working capital requirements and general corporate purposes, including capital expenditures and debt service. We believe our cash on hand and cash to be provided from our operations, in addition to borrowings available under our Revolving Loans, will be sufficient to fund our contractual commitments and repay our obligations as required and meet our operational requirements for at least the next 12 months. Under the terms of the Credit Facility, we are permitted to raise additional Revolving and Term Loans with existing and new lenders. As of September 30, 2017, we had $40.7 million of available capacity under our Revolving Loans.
As of September 30, 2017, we had $8.3 million of cash and cash equivalents on hand. We maintain cash and cash equivalents at various financial institutions located throughout the world. Approximately $4.1 million or 50% of these amounts were held in domestic accounts and approximately $4.2 million or 50% of these amounts were held in accounts outside of the United States with various financial institutions. It is the Company’s intention to indefinitely reinvest all foreign earnings outside the United States, therefore no provision for U.S. federal or state income taxes on those earnings has been recorded. In the event that management elects, for any reason in the future, to repatriate some or all of the foreign earnings that were previously deemed to be indefinitely reinvested outside of the United States, we would incur additional U.S. tax expense upon such repatriation that is not currently accrued in our consolidated financial statements.
We plan to defer our annual TRA payment as a result of utilizing the postponed deadlines provided to us under Hurricane Harvey tax relief. As a result of this relief, we estimate that we will pay approximately $7.1 million under the TRA in March 2018, and we expect the remaining annual payments to be significant through 2030.
Historical Cash Flow

Comparison of 39 Weeks Ended September 30, 2017 and Nine Months Ended September 30, 2016
The following table summarizes our cash flows from operating, investing and financing activities:

	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016	Change
(In thousands)
Cash flows provided by (used in):
Operating activities	$16,478	$(2,319)	$18,797
Investing activities	(14,359)	(385,117)	370,758
Financing activities	(4,976)	386,090	(391,066)
Effect of exchange rate changes on cash and cash equivalents	845	(218)	1,063
Net decrease in cash	$(2,012)	$(1,564)	$(448)
Operating Activities
Net cash provided by operating activities was approximately $16.5 million for the 39 weeks ended September 30, 2017, compared to net cash used in operating activities of approximately $2.3 million for the nine months ended September 30, 2016, representing an increase in cash provided by operating activities of approximately $18.8 million for the comparable periods. The increase in cash provided by operating activities was primarily due to a payment of $23.0 million made to the founders of SkinnyPop Popcorn LLC ("SkinnyPop") during the nine months ended September 30, 2016, related to their employment agreements entered into in connection with our acquisition SkinnyPop in July 2014. Changes in our operating assets and liabilities resulted in a net use of cash of approximately $9.4 million and $10.3 million during the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, respectively. This fluctuation in our operating assets and liabilities is primarily a result of increased working capital needs for the business, primarily related to accounts receivable and inventory. The increase in cash provided by operating activities described above was partially offset by an increase in interest and income tax payments of approximately $10.9 million associated with our increased indebtedness for the comparable periods. Refer to the Indebtedness discussion below for additional details.

Investing Activities
Net cash used in investing activities decreased approximately $370.7 million to approximately $14.4 million for the 39 weeks ended September 30, 2017 from approximately $385.1 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we used approximately $365.6 million to acquire Tyrrells Group and approximately $16.5 million to acquire Boundless Nutrition, net of cash acquired, and made capital expenditures of approximately $3.0 million. During the 39 weeks ended September 30, 2017, we used cash of approximately $14.4 million to acquire property, plant and equipment to increase our manufacturing capacity domestically and equipment to achieve productivity savings.
Financing Activities
Net cash used in financing activities was approximately $5.0 million for the 39 weeks ended September 30, 2017, compared to net cash provided by financing activities of approximately $386.1 million for the nine months ended September 30, 2016, representing a decrease in cash provided by financing activities of approximately $391.1 million for the comparable periods.
During the nine months ended September 30, 2016, we borrowed from Term Loans in full under our Credit Facility to finance our acquisition of Tyrrells Group and to pay off all outstanding indebtedness under our Prior Credit Facility. We received $593.4 million in proceeds from the Term Loans, net of an original issue discount ("OID") of $6.6 million, and paid lender and legal fees of approximately $15.5 million in connection with the issuance of our Credit Facility. We used $189.7 million in proceeds from Term Loans under our Credit Facility to pay off outstanding indebtedness on a term loan under the Prior Credit Facility.
During the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, we increased our revolving credit facility balance by $1.0 million and $5.5 million, respectively. We also made principal payments totaling $4.5 million and $7.6 million toward the outstanding balance on our term loans during the 39 weeks ended September 30, 2017 and nine months ended September 30, 2016, respectively. Lastly, we paid off $1.0 million of our outstanding notes payable balance during the 39 weeks ended September 30, 2017.
Tax Receivable Agreement ("TRA")
As discussed in Note 1, immediately prior to the consummation of the IPO in August 2015, we entered into the TRA, with the former holders of units in Topco. In December 2015, all of the former holders of units in Topco collectively assigned their interests to a new counterparty. The TRA generally provides for payment by us to the counterparty of 85% of the U.S. federal, state and local tax benefits realized by us and our subsidiaries from the utilization of certain tax attributes that were generated when SkinnyPop Popcorn LLC was acquired by investment funds affiliated with TA Associates in July 2014. We will retain approximately 15% of the U.S. federal, state and local tax benefits realized from the utilization of such tax attributes. We expect the payments we are required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect to be required to pay the counterparty approximately $96.1 million through 2030. We made the first annual payment of approximately $6.6 million under the TRA in October 2016. As a result of utilizing the postponed deadlines provided to us under Hurricane Harvey tax relief, we expect to make our second annual payment in March 2018, which we estimate will be approximately $7.1 million.

Indebtedness

Credit Facility

In connection with the acquisition of Tyrrells Group, the Company entered into a Credit Agreement on September 2, 2016 (the "Credit Facility"), which provided for term loans in the aggregate principal amount of $600 million (the "Term Loans") and revolving loans in the aggregate principal amount of $50 million (the "Revolving Loans"), of which $20 million is denominated in pounds sterling. The Company borrowed from the Term Loans in full to finance the acquisition of Tyrrells Group and pay down all outstanding indebtedness under the Credit Agreement entered into on July 17, 2014 (the "Prior Credit Facility"). As of September 30, 2017, the Company had $40.7 million of available capacity under the Revolving Loans.

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

Interest
The Term Loans bear interest, at the Company's option, at either the Eurodollar rate plus a margin of 5.50% or the prime rate plus a margin of 4.50%, with step-downs to 5.00% and 4.00%, respectively, if the Company's First Lien Leverage Ratio (as defined in the Credit Facility) is less than or equal to 4.50 to 1.00. The Eurodollar rate is subject to no floor with respect to the Revolving Loans and an annual 1.00% floor with respect to the Term Loans and the prime rate is subject to a 1.00% floor with respect to the Revolving Loans and a 2.00% floor with respect to the Term Loans. As of September 30, 2017, the interest rate on the outstanding Term Loans balance was 6.74% per annum and the weighted-average interest rate on the outstanding Revolver Loans balance was 6.74% per annum.
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
Covenants
As of the last day of any fiscal quarter of the Company, the terms of the Credit Facility require the Company and its subsidiaries (on a consolidated basis and subject to certain customary exceptions) to maintain a maximum First Lien Leverage Ratio of not more than 8.50 to 1.00, initially, and decreasing to 6.25 to 1.00 over the term of the Credit Facility, which shall be in effect only when the Revolving Loans and undrawn amounts under Letters of Credit are outstanding in excess of 30% of the Revolving Commitments as of such date. As of September 30, 2017, the Company was in compliance with this financial covenant.
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

Off Balance Sheet Arrangements

At September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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
Adjusted EBITDA
Adjusted EBITDA is a financial performance measure that is not calculated in accordance with GAAP. We define Adjusted EBITDA as net income adjusted to exclude, interest expense, income tax expense, depreciation, amortization of intangible assets, equity-based compensation expenses and other non-operational items. Below, we have provided a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we calculate the measure.

The following tables present a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, for each of the periods indicated (amounts in thousands):

	13 Weeks Ended September 30, 2017	Three Months Ended September 30, 2016	39 Weeks Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income	$674	$1,645	$2,388	$18,815
Non-GAAP adjustments:
Interest expense	11,329	5,636	33,307	11,788
Income tax expense	2,872	3,807	10,906	16,086
Depreciation expense	1,804	539	5,389	814
Amortization of intangible assets	1,827	1,279	5,426	3,433
Equity-based compensation expense	1,152	1,803	2,553	3,972
Loss on exit activity (1)	—	—	190	—
Loss on extinguishment of debt	—	1,100	—	1,100
Loss (gain) on change in fair value of contingent consideration	431	(505)	549	(505)
Foreign currency losses (gains) (2)	224	(4,221)	(859)	(4,221)
Transaction-related expenses:
Secondary offering-related expenses (3)	—	—	—	615
Acquisition-related expenses (4)	425	9,024	3,003	9,498
Executive recruitment (5)	121	—	700	—
Adjusted EBITDA	$20,859	$20,107	$63,552	$61,395

(1)
In connection with our acquisition of Boundless Nutrition in April 2016, we assumed a lease for a manufacturing facility located in Austin, Texas. In January 2017, we abandoned this facility and entered into a sublease with a third-party for the remainder of the lease term. As a result of this arrangement, we recorded a loss on exit activity of approximately $0.2 million for the 39 weeks ended September 30, 2017.

(2)
Foreign currency gains for the three and nine months ended September 30, 2016, include a realized gain of approximately $3.6 million associated with the settlement of a forward currency exchange contract in September 2016, which was entered into in connection with our acquisition of Tyrrells Group. The remaining foreign currency losses (gains) for all periods presented primarily relate to the remeasurement of intercompany loans.

(3)	Includes legal, accounting, printing and filing fees paid in connection with our secondary public offering, which closed in May 2016.

(4)	Includes severance and integration costs, along with legal, accounting and consulting fees incurred in connection with corporate M&A-related activities.

(5)	Represents fees paid to help conduct our search for executive leadership and board of director personnel.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include market sensitivities as follows:
Ingredient Risk
We purchase ingredients, including popcorn kernels, potatoes, root vegetables, whey protein, white corn, sunflower oil, canola oil, seasoning and packaging materials used in the contract manufacturing of our products. These ingredients are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary ingredients for the 39 weeks ended September 30, 2017. A hypothetical 10% increase or decrease would result in a fluctuation of $8.8 million. We seek to mitigate the impact of ingredient cost increases through forward-pricing contracts and taking physical delivery of future ingredient needs. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.
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
Foreign Exchange Risk
As a result of our acquisition of Tyrrells Group on September 2, 2016, we are now exposed to foreign currency exchange risk related to our international operations, including non-functional currency intercompany debt and net investments in subsidiaries. For the 39 weeks ended September 30, 2017, approximately 34% of our total net sales were generated outside the U.S. The foreign currencies that our international subsidiaries conduct business in are the British Pound Sterling, the Euro, the Australian dollar and the Canadian dollar. We are also exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries. We do not currently utilize foreign currency derivative contracts to manage foreign exchange risk but are assessing our options to effectively manage this risk in the future.

The market risk related to foreign currency exchange rates is measured by estimating the potential impact of a change in the value of the U.S. dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted-average of the market rates in effect during the relevant period. A 10% appreciation or depreciation of the U.S. dollar relative to the British Pound Sterling, would result in a change to net income of approximately $0.2 million for the 39 weeks ended September 30, 2017. A 10% appreciation or depreciation of the U.S. dollar relative to the Euro, Australian or Canadian dollar would not have a significant impact on our results of operation.

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
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting

We acquired Tyrrells Group on September 2, 2016 and have begun the process of integrating its operations into our overall system of internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the 13 weeks ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Amplify Snack Brands, Inc.
Date: November 8, 2017	/s/ Greg Christenson
Greg Christenson
Chief Financial Officer (Principal Financial and Accounting Officer)